Form 10-Q
period 2006-09-30
EMTA Holdings, Inc.
filed 2007-01-03
CIK 1372533

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-136583

EMTA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	72-1782324
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

7430 E. Butherus, Suite C, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(480) 222-6222

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one): ☐

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, December 28, 2006: $0.001 par value common stock - 31,367,004 shares outstanding

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMTA Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	March 31,
	2006	2006
	(unaudited)
ASSETS
Current Assets:
Cash	$5,545	$9,816
Accounts receivable	200,407	101,616
Inventory	345,803	453,576
Prepaid expenses	119,633	38,035
Total Current Assets	671,388	603,043

Equipment and computers, net of accumulated depreciation	42,409	12,680

Other Assets:
Other assets	34,055	17,375
Intangible assets	823,694	887,055
Total Other Assets	857,749	904,430
Total Assets	$1,571,546	$1,520,153

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$649,082	$1,006,437
Accrued liabilities	440,573	409,655
Conversion share derivative liability	1,604,560	-
Total Current Liabilities	2,694,215	1,416,092
Convertible notes	140,949	-
Accrued liabilities - long term	878,151	878,151
Total Liabilities	3,713,315	2,294,243

Stockholders' Deficit
Preferred Stock, $0.001 par value, 1,000,000 authorized;
No shares issued and outstanding
Common Stock, $0.001 par value, 400,000,000
Authorized; issued and outstanding 31,217,004 at September 30, 2006 and March 31, 2006	31,217	31,217
Additional paid-in capital	31,711,649	6,742,578
Retained deficit	(33,884,635)	(7,547,885)
Total Stockholders' Deficit	(2,141,769)	(774,090)
Total Liabilities and Stockholders' Deficit	$1,571,546	$1,520,153

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the three		For the six
	months ended September 30,		months ended September 30,
	2006	2005	2006	2005
Revenue:
Sales, net of returns and allowances	$105,093	$95,329	$622,346	$411,445
Cost of sales	69,489	8,495	189,108	182,857

Gross Profit	35,604	86,834	433,238	228,588

Operating Expenses:
Selling, general and administrative	697,130	1,337,611	1,040,834	2,104,192
Depreciation and amortization	33,566	28,281	66,481	28,495
Research and development	64,369	1,027,902	146,144	1,100,186
Total Operating Expenses	795,065	2,393,794	1,253,459	3,232,873

Loss From Operations	(759,461)	(2,306,960)	(820,221)	(3,004,285)

Other Income and (Expense):
Other income	391		2,434
Gain/(Loss) on disposal of assets	-	-	2,850	620
Interest expense	(149,622)	(6,283)	(168,181)	(11,734)
Change in conversion share liability	(653,093)	-	(1,604,560)	-
Cost of curing loan default	-	-	(23,749,072)	-
Loss before provision for income taxes	(1,561,785)	(2,313,243)	(26,336,750)	(3,015,399)

Provision for/(Benefit of) income taxes	-	-	-	-

Net Loss	$(1,561,785)	$(2,313,243)	$(26,336,750)	$(3,015,399)

Earning per share:
Basic earnings/(loss) per share	$(0.05)	$(0.09)	$(0.84)	$(0.11)
Weighted average shares outstanding	31,217,004	27,190,715	31,217,004	26,865,728

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders (Deficit)
(unaudited)

	Common Stock		Additional
	Shares	Par Value	Paid-in Capital	Retained Deficit	Total

Balance March 31, 2006	31,217,004	$31,217	$6,742,578	$(7,547,885)	$(774,090)
Adjustment for fair value of warrants issued with convertible notes			1,132,500		1,132,500
Adjustment for fair value of warrants issued for commission			87,500		87,500
Adjustment for fair value of warrants issued to satisfy loan default			23,749,071		23,749,071
Net loss for the six months ended September 30, 2006				(26,336,750)	(26,336,750)
Balance September 30, 2006 (unaudited)	31,217,004	$31,217	$31,711,649	$(33,884,635)	$(2,141,769)

See accompanying notes to these financial statements.

 EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the six months
	ended September 30,
	2006	2005
Cash Flows from Operating Activities:

Net Loss	$(26,336,750)	$(3,015,399)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	66,481	28,495
Loss (gain) on sale of assets	(2,850)	(620)
Stock grants to employees		659,994
Amortization of debt discount	140,949	-
Change in conversion liability	1,604,560	-
Cost of curing loan default	23,749,072	-
Changes in assets and liabilities:
Receivables	(98,791)	130,433
Inventories	107,773	(255,513)
Prepaids	(81,598)	12,425
Other assets	(16,680)	(474)
Accounts payable	(357,355)	629,206
Accrued liabilities	30,918	1,283,689
Cash (used) by operating activities	(1,194,271)	(527,767)
Investing Activities:
Capital expenditures	(32,850)	(1,880)
Proceeds from sales of business property	2,850	696
Cash used by investing activities	(30,000)	(1,184)
Financing Activities:
Net borrowings of convertible notes	1,220,000	-
Proceeds from sale of common stock	-	320,000
Net cash provided by financing activities	1,220,000	320,000
Net provided (decrease) in cash	(4,271)	(208,951)
Cash at beginning of period	9,816	230,409
Cash at end of period	$5,545	$21,458

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,787	$7,285
Income taxes	$-	$-

Non Cash Activities:
Common stock issued for notes payable	$-	$54
Additional paid in capital from conversion of notes payable	$-	$324,346

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended September 30, 2006 and 2005

Note 1 - The Company

Nature of the Business - We are a specialty energy conservation chemical company that produces and supplies technologies to the global transportation, industrial and consumer markets. These technologies include gasoline, oil and diesel additives for engines and other transportation-related fluids and industrial lubricants.

Presentation of Interim Statements - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in this Form S-1 for the years ended March 31, 2006, 2005 and 2004. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The financial statements for the period ended September 30, 2005 include only the accounts of EMTA Corporation, the accounting acquirer in the reverse acquisition on October 1, 2004.

Note 2 - Significant Accounting Policies

Consolidation - The consolidated financial statements include the accounts of EMTA Holdings, Inc. and its consolidated subsidiary and wholly-owned limited liability company. All significant intercompany transactions and profits have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with United States generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to revenue recognition, contractual allowances and uncollectible accounts, intangible assets, accrued liabilities, derivative liabilities, income taxes, litigation and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ significantly from these estimates.

Cash Equivalents - The Company invests its excess cash in short-term investments with various banks and financial institutions. Short-term investments are cash equivalents, as they are part of the cash management activities of the company and are comprised of investments having maturities of three months or less when purchased.

Allowance for Doubtful Accounts -   The Company provides an allowance for doubtful accounts when management estimates collectibility to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $49,625 at September 30, 2006 and March 31, 2006.

Inventories - Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out (FIFO) method. Obsolete or abandoned inventories are charged to operations in the period that it is determined that the items are not longer viable sales products.

Equipment and Computers - Equipment and computers are carried at cost. Repair and maintenance costs are charged against operations while renewals and betterments are capitalized as additions to the related assets. The Company depreciates it equipment and computers on a straight line basis. Estimated useful lives range from 3 to 5 years.

Intangible Assets - Intangible assets consist of patents, trademarks and government approval. For financial statement purposes, identifiable intangible assets with a defined life are being amortized using the straight-line method over the estimated useful lives of the assets. Costs incurred in connection with patent, trademark applications and approvals from governmental agencies such as the Environmental Protection Agency, including legal fees, patent and trademark fees and specific testing costs, are capitalized and amortized over an estimated economic life of the asset, generally seven years, commencing upon the grant or approval date. Costs subsequent to grant date are expensed as incurred.

Impairment of Long-Lived Assets - In accordance with the Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets, including, but not limited to, property and equipment, patents and other assets, for impairment annually or whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the sum of the expected future cash flows of an asset is less than its carrying value, an impairment measurement is required. Impairment charges are recorded to the extent that an asset’s carrying value exceeds fair value. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges during the periods presented.

Fair Value Disclosures - The carrying values of cash, accounts receivable, deposits, prepaid expenses, accounts payable and accrued expenses generally approximate the respective fair values of these instruments due to their current nature.

The fair values of debt instruments for disclosure purposes only are estimated based upon the present value of the estimated cash flows at interest rates applicable to similar instruments.

The Company generally does not use derivative financial instruments to hedge exposures to cash flow or market risks. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

Revenue Recognition - Revenues are recognized at the time of shipment of products to customers, or at the time of transfer of title, if later, and when collection is reasonably assured. All amounts in a sales transaction billed to a customer related to shipping and handling are reported as revenues.

Provisions for sales discounts and rebates to customers are recorded, based upon the terms of sales contracts, in the same period the related sales are recorded, as a deduction to the sale. Sales discounts and rebates are offered to certain customers to promote customer loyalty and encourage greater product sales.

Research, Testing and Development - Research, testing and development costs are expensed as incurred. Research and development expenses, including testing, were $146,143 for the six months ended September 30, 2006, and $1,100,186 for the six months ended September 30, 2005. Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition. A substantial portion of the September, 2005 research and development costs were related to testing of one of the Company’s products for use in commercial heavy equipment applications.

Income Taxes - We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of September 30, 2006 and 2005.

Concentrations of Credit Risks—Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. With respect to accounts receivable, such receivables are primarily from retailers located in the United States. The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer's financial condition

New Accounting Standards—Several accounting pronouncements by the Financial Standards Accounting Board ("FASB") became effective in fiscal year 2005 or are expected to become effective in fiscal year 2006.

In December 2004, the FASB issued Statement No. 123 (revised 2004) ("FAS 123(R)"), "Accounting for Share-Based Payments". FAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company has adopted FAS 123(R) on the fair-value-based method for all stock options, warrants and grants. The Company has no outstanding share-based payments to employees at September 30, 2006 or 2005.

In September, 2006 the FASB issued Statement No. 157 (“FAS 157”) “Fair Value Measurements”. FAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Statement amends and clarifies substantially all accounting literature involving fair value measurement and establishes a hierarchy of the information used to evaluate such fair value. Management believes that the effect of the Statement is consistent with the application disclosed in these financial statements.

 Note 3 - Inventories

Inventory consists of finished goods, work in process and raw material as follows:

	September 30, 2006	March 31, 2006
Finished goods	$268,889	$336,479
Consigned Inventory	58,235	69,114
Raw material	18,679	47,983
	$345,803	$453,576

Note 4 - Equipment and Computers

At September 30, 2006 and March 31, 2006 equipment and computers consisted of the following:

	September 30, 2006	March 31, 2006
Equipment and computers	$54,341	21,492
Less accumulated depreciation	11,932	8,812
Net equipment and Computers	$42,409	$12,680

During the six months ended September 30, 2006 and 2005 depreciation expense was $3,121 and $330, respectively.

Note 5 - Intangible Assets

Intangible assets consist of technology of production and license rights under the Environmental Protection Agency to market one of the products acquired in the acquisition of White Sands, L.L.C. on March 31, 2006. The Company intends to market the related products as soon as production and marketing strategies can be completed. The Company will amortize this investment over its estimated useful life of seven years on a straight line basis. For the six months ended September 30, 2006 amortization was $63,361.

Note 6 - Accrued Liabilities

Accrued liabilities consist of the following as of September 30, 2006 and March 31, 2006:

	September 30, 2006		March 31, 2006
	Current Portion	Long-term Portion	Current Portion	Long-term Portion
Accrued marketing and advertising	$300,000	$-	300,000	$-
Accrued reimbursement to product testing partner	100,000	878,151	100,000	878,151
Other	40,573	-	$9,655	-
	$440,573	$878,151	$409,655	$878,151

As part of our testing of products and new applications the Company agreed to reimburse one of our testing partners for the costs incurred in such testing.

Note 7 - Convertible Debt

The Company entered into a Convertible Loan Agreement which also entitled the lenders to warrants and convert the loans at their option to common stock of the Company. The face value of the Convertible Notes, 6%, interest quarterly, maturing April 28, 2009 and August 17, 2009 was $800,000 and $700,000, respectively, at September 30, 2006.

The aggregate loan will fund in three notes, the first of which was funded on April 29, 2006 in the amount of $800,000, a second funding was completed on August 17, 2006 when the conditions of the funding, the filing of a registration statement with the Securities and Exchange Commission was completed in the amount of $700,000. The third funding of $1,500,000 was subsequently funded in two closings of $300,000 and $1,200,000 after the end of the September 30, 2006 quarter in conjunction with the registration statement becoming effective.

The lenders were issued warrants to purchase 7,000,000 shares of common stock at an exercise price of $2.50 per share. The Company also issued warrants to a broker in the transaction for the exercise of 70,000 shares of common stock at an exercise price of $2.50. These warrants expire if not exercised on April 28, 2013. At September 30, 2006, the pro-rata warrants issued against funding were 3,500,000 warrants entitling the lender to one share for each warrant at an exercise price of $2.50 per share.

The agreements include registration rights and certain other terms and conditions related to share settlement of the embedded conversion features and the warrants. In this instance, EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, requires allocation of the proceeds between the various instruments and the derivative elements carried at fair values.

As a result of the Company not having filed the registration statement within 30 days of the execution of the loan agreement, the parties agreed that the Company would issue warrants to purchase an additional 5,000,000 shares of the Company’s common stock at $2.50 per share. The warrants expire if not exercised on August 10, 2013. These warrants were issued to cure the default that occurred on June 28, 2006 and was executed on August 10, 2006. The Company recorded the fair value of these warrants as loan default costs as of June 28, 2006.

As of August 10, 2006 the Company amended the warrant and loan agreements such that once the registration statement becomes effective the exercise price will be as follows: 1) if the trading price of the stock is in excess of $2.00 no adjustment is made, if the trading price is less than $2.00 based on the volume weighted average price over each of the five days prior to the 15th, 30th, 45th and 60th days after the effective date, the exercise price will be 125% of such volume weighted average price.

Note 8 - Accounting for derivative financial instruments

In April 29, 2006, the Company entered into an agreement whereby it would issued 6% secured convertible notes in the aggregate principal amount of $3,000,000 which are convertible into common shares of the Company at the lender’s option based on a range of 50% to 60% of the then current market price at the time of the conversion election. The Company has the right at any time that the stock is trading below $5.00 per share to call the notes at a prepayment premium ranging from 20% in the first 30 days after issuance to 40% after 60 days of issuance. The lender is limited to conversion of $80,000 per month of principal amount. The Company has reserved a sufficient number of its common shares to meet these obligations.

The consolidated financial statements for the six months ended September 30, 2006 has recognize all features of the derivative financial instruments including the host instruments, the embedded conversion features and the free-standing warrants in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).

Host instrument:

The proceeds from each financing arrangement were allocated to the various elements of the financing resulting in discounts to the face values of the debt instruments. These discounts were then amortized over the debt terms (in all instances three-years) using the effective interest method.

Free-standing warrants:

Proceeds from the financing were allocated to the fair value of the warrants issued using the Black-Scholes-Merton model. These instruments will be carried as additional paid in capital, and their carrying values will not be adjusted to fair value at the end of each subsequent reporting period.

Free standing instruments, consisting of warrants are valued using the Black-Scholes-Merton model valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of September 30, 2006 are as follows:

Original
Warrants
Exercise price	$2.50
Shares subject to exercise	3,500,000
Weighted Average Term Remaining (years)	6.72
Volatility	253.8%
Risk-free rate	4.60%
Implied value	$15,388,804
Recorded value	$1,132,500

The value of the original warrants was limited by the net loan amounts after issue costs.

Embedded conversion features:

Each hybrid instrument was analyzed in accordance with the guidance in SFAS 133 for features that possessed the characteristics of derivative instruments. Those instruments whose economic characteristics and risks of the embedded derivative instrument were not “clearly and closely related” to the host instrument were bifurcated and treated as derivatives under the guidance of SFAS 133 and recorded at fair value with adjustments to fair value at the end of each subsequent reporting period. This resulted in the conversion feature being recorded as an embedded derivative at April 29, 2006 and August 17, 2006.

Summary:

As a result of the above at September 30, 2006 the balances were as follows:

	Liability	Additional Paid-in Capital	Expense
Original Warrants	$-	$1,132,500	$-
Conversion feature	1,604,560	-	1,604,560
Default warrants	-	23,749,071	23,749,071
Total	$1,604,560	$24,881,571	$25,353,631

Note 9 - Company Stock

Preferred Stock

At September 30, 2006, the Company had 1,000,000 shares of $0.001 par value authorized and no outstanding or issued shares.

Common Stock

At September 30, 2006, the Company had 250,000,000 shares authorized of $0.001 par value common stock, of which issued and outstanding shares were 31,217,004.

Warrants

On December 19, 2005, the Company issued 75,000 warrants in conjunction with its private placement for common stock. The warrants entitled the investors to purchase 75,000 restricted common shares at $1.25 per share until December 19, 2007. At the time of the issuance of the warrants there was no active trading market in the Company’s stock. No warrants have been exercised.

At June 30, 2006 the status of outstanding warrants is as follows:

Issue Date	Shares Exercisable	Weighted Average Exercise Price	Expiration Date
December 19, 2005	75,000	$1.25	December 19, 2007
April 29, 2006	1,866,667	$2.50	April 28, 2013
June 28, 2006	5,000,000	$2.50	August 10, 2013
August 17, 2006	1,633,333	$2.50	August 17, 2013

Note 10 - Earnings (Loss) Per Share

Basic income (loss) per common share is computed by dividing the results of operations by the weighted average number of shares outstanding during the period. For purposes of the determining the number of shares outstanding the shares received by the acquirer in the reverse acquisition are treated as outstanding for all periods prior to the transaction.

Diluted income (loss) earnings per common share adjusts basic income (loss) per common share for the effects of convertible securities, stock options, warrants and other potentially dilutive financial instruments only in periods in which such effect is dilutive. No instruments were dilutive at September 30, 2006 or 2005.

Note 11 - Subsequent Events

As a result of the amendment to cure the default on August 10, 2006, the Company will record the warrants as liabilities in periods subsequent to the effective date of the registration statement (November 9, 2006) with the change in fair market value being expensed in each reporting period until the reset provision expires. If loan balance, price, volatility, and risk-free rates were to remain the same as the September 30, 2006 amounts the Company would record an addition expense and liability at September 30, 2006 of $14,256,304.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding the plans of EMTA Holdings, Inc. (“EMTA,” “we,” “our” or “us”) to develop, test and deliver new products; market risks, opportunities and acceptance; industry growth; anticipated capital expenditures; the impact of option expensing; our ability to finance operations, refinance current maturities of long-term obligations; and our ability to meet our cash requirements while maintaining proper liquidity. These statements involve risks and uncertainties and are based on management’s current expectations and estimates; actual results may differ materially. Those risks and uncertainties that could impact these statements include the risks relating to implementation and success of our advertising and marketing plans and sensitivity to general economic conditions, including the current economic environment, consumer spending patterns; our ability to complete long-term financing, our leverage and debt risks; the effect of competition on EMTA and our clients; management’s allocation of capital and the timing of capital purchases; and internal factors such as the ability to increase efficiencies, control expenses and successfully execute growth strategies. The effect of market risks could be impacted by future borrowing levels and economic factors such as interest rates. The expected impact of option/warrant expensing is based on certain assumptions regarding the number and fair value of options granted, resulting tax benefits and shares outstanding. The actual ultimate impact of option/warrant expensing could vary significantly to the extent actual results vary significantly from current assumptions and market conditions.

Such forward-looking statements encompass our beliefs, expectations, hopes or intentions regarding future events. Words such as “expects,” “believes,” “anticipates,” “should,” and “likely” also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations---Risks Related to Existing and Proposed Operations.” All subsequent written and oral forward-looking statements attributable to EMTA or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report. For a more detailed discussion of these and other factors that could cause actual results to differ from those contained in the forward-looking statements, see the company’s registration statement filed with the Securities and Exchange Commission on November 1, 2006 which includes our financial statements for the three years March 31, 2006.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand EMTA Holdings, Inc. (“ EMTA,” “ we, ” “our” or “ us ”), our operations and our business environment. MD&A is provided as a supplement to (and should be read in conjunction with) our Financial Statements and accompanying notes.

The Company

We are an energy conservation chemical company focused on the development and commercialization of automotive and trucking additives to improve mileage, reduce wear and promote ecologically sound environmental practices. One of these products, XenTx ™, is being marketed through automotive and retail outlets as an engine treatment that reduces friction and wear on engine parts and improves gas mileage. We are developing related products of the XenTx family that improve transmission operations, a spray lubricant, and a gas fuel additive which we expect to introduce in the second quarter of fiscal 2007.

With our acquisition of White Sands, L.L.C. on March 31, 2006, we acquired a recently approved diesel fuel additive for the commercial trucking industry. By adding a relatively small amount of Clean Boost to the fuel tank of a large diesel truck, fuel economy is improved and engine wear reduced. This product was reviewed by the Environmental Protection Agency (“EPA”) and we received registration number 201920001 for this product

As an expansion of the White Sands Clean Boost product, we are currently preparing for controlled testing under EPA and Texas State Environmental Protection Agency supervision a refined diesel fuel additive that reduces diesel fuel emissions that will to be in compliance with the mandated Texas emission standard. If successful, this will be one of the first such approved processes in the United States. This product would be applicable to the refining process in other states where similar clean air standards are being developed.

Our research staff and consultants continue to improve existing products and evaluate new products for environmental benefit and economic viability. Also, we continue to evaluate potential acquisitions whose products would compliment our current products and environmentally responsible corporate philosophy.

Our goal is to develop and market automotive and industrial products that benefit the user, improve air quality and improve engine life and efficiency.

Accounting Treatment

On March 31, 2006 EMTA Holdings, Inc. (formerly Omni Alliance Group, Inc.) acquired EMTA Corp. (“Corp.”), Inc. in consideration for the issuance to EMTA Corporation’s shareholders of 30,828,989 shares of EMTA Holdings, Inc. common stock. The acquisition of Corp. was accounted for as a reverse merger in which Corp. was the accounting acquirer and EMTA Holdings, Inc. was the legal acquirer. As a result, the financial statements of Corp. became our financial statements. Prior to this transaction, EMTA Holdings, Inc. had been a non-reporting public shell in search of an acquirer or business to acquire. Prior to this acquisition, EMTA Corporation was a privately held company.

Business Segments

For financial reporting purposes, our business has only one segment and we develop, manufacture and sell petroleum energy conservative products to owners of private and commercial vehicles. These products are designed to extend engine life, promote fuel efficiency and reduce emissions. At March 31, 2006, we were marketing only one product and sales were predominantly in the United States of America. Subsequent to March 31, 2006, we expanded into the retail market in Canada through a major Canadian automotive retailer and have also begun sales in Mexico through a major retailer and an automotive parts retailer.

The XenTx Engine Treatment is added to the crankcase, adheres to the metal parts and reduces friction, wear and extends oil life. Also since year end we have expanded our penetration of the retail and automotive parts business by adding numerous national, regional and local outlets resulting in the sale of additional products.

Since March 31, 2005 we introduced several new products that we are in the process of bringing to market. All of these products are in the same industry segment. These products include XenTx transmission treatment, XenTx fuel treatment, XenTx lubricating aerosol spray and a diesel fuel additive named Clean Boost with an EPA license number 201920001. We continue to develop and test the Clean Boost LE (low emissions) product for diesel engines that reduces emissions when combined with standard diesel fuel.

Quarterly Results May Fluctuate

We anticipate that our quarterly results of operations will fluctuate for several reasons, including:

•	the timing and extent of our research and development activities to introduce new products;

•	the timing and application of advertising and marketing campaigns to establish name and product recognition and demand;

•	the timing and outcome of our applications and testing to acquire regulatory approval for our products where necessary;

•	the timing and extent of our adding new employees and building infrastructure;

•	the timing of any license fees, or royalty payments that we may be required to pay in the future; and

•	seasonal influences on the sale of certain automotive products sold primarily during the non-winter season.

In addition, raw materials and manufacturing costs may fluctuate based on raw material availability, manufacturing volume, shipping methods and the packaging processes.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of the financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported net sales and expenses during the reporting periods.

The accounting policies discussed below are considered by our management to be critical to an understanding of our financial statements because their application depends on management’s judgment, with financial reporting results relying on estimates and assumptions about the effect of matters that are inherently uncertain. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on personal and historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. For all of these policies, management cautions that future events rarely develop exactly as forecast and that best estimates routinely require adjustment. Accordingly, actual results may differ from our estimates under different assumptions or conditions and could materially impact our financial condition or results of operations.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid the reader to fully understand and evaluate our reported financial results.

Revenue Recognition

Revenues are recognized at the time of shipment of products to customers, or at the time of transfer of title, if later, and when collection is reasonably assured. All amounts in a sales transaction billed to a customer related to shipping and handling are reported as revenues.

Provisions for sales discounts and rebates to customers are recorded, based upon the terms of sales contracts, in the same period the related sales are recorded, as a deduction to the sale. Sales discounts and rebates are offered to certain customers to promote customer loyalty and encourage greater product sales.

Inventories

Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out (FIFO) method. Obsolete or abandoned inventories are charged to operations in the period that it is determined that the items are not longer viable sales products. The cost of products produced in the development and experimental stages are expensed as incurred until it is determined that the product is both salable and a viable commercial product.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting January 1, 2006. The company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

Equipment and Depreciation

The equipment and computers used by the Company are used in the sales, marketing and administrative functions of our operations and as such depreciation is included in operating expenses. During the periods presented, the Company did not provide manufacturing assets to its suppliers and therefore no depreciation is included in the cost of goods sold.

Valuation of Intangible Assets

Our intangible assets include trademarks, product rights, technology rights, and governmental license, all of which are accounted for based on Financial Accounting Standard Statement No. 142 Goodwill and Other Intangible Assets (“FAS 142”). As described below, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit.

We will undertake an annual impairment analysis of all intangible assets. Trademarks, product rights and technology rights developed by us are carried a no value on the books of the Company. On March 31, 2006 the Company acquired White Sands, L.L.C. and its completed registration process from the Environmental Protection Agency (“EPA”) for its Clean Boost diesel fuel additive, as required for sale of products to the trucking and related industries. This was the major asset acquired in the transaction and will be amortized on a straight line basis over its estimated useful life of seven years. This license will be evaluated annual for impairment. Impairment exists if the carrying amount is less than its estimated fair value, resulting in a write-down equal to the difference between the carrying amount and the estimated fair value.

We have made no impairment adjustments to recorded intangible assets. Our carrying value of intangible assets at March 31, 2006 was $887,055. No intangible assets with an assigned value existed prior to March 31, 2006. The value recorded for intangible assets represent fair value calculated by accepted valuation methods. Such valuations require critical estimates and assumptions derived from and which include, but are not limited to: (i) estimated cash flows, (ii) discount rates, (iii) patent expiration information, (iv) terms of license and registration agreements, and (v) expected timelines and costs to complete any in-process research and development projects to commercialize our products.

Impairment Testing

Our impairment testing is calculated at the reporting unit level. Our annual impairment test has two steps. The first identifies potential impairments by comparing the fair value of the reporting unit with its carrying value. If the fair value exceeds the carrying amount, intangible assets are not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of intangible assets with the carrying amount. If the implied fair value of intangible assets is less than the carrying amount, a write-down is recorded. Impairment would result in a write-down of the intangible asset to its estimated fair value based on the discounted future cash flows. The impairment test for the intangible assets is performed by comparing the carrying amount of the intangible assets to the sum of the undiscounted expected future cash flows.

In accordance with SFAS 144, which relates to impairment of long-lived assets, impairment exists if the sum of the future undiscounted cash flows is less than the carrying amount of the intangible asset or to its related group of assets. Impairment would result in a write-down equal to the difference between the carrying amount and the estimated fair value of the reporting unit. Fair values can be determined using income, market or cost approaches.

We predominately use a discounted cash flow model derived from internal budgets in assessing fair values for impairment testing. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures, and working capital requirements. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flows is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair values. In the event that our management determines that the value of intangible assets have become impaired using this approach, we will record an accounting charge for the amount of the impairment. We have recognized no impairment losses through September 30, 2006.

Purchased In-Process Research and Development

We account for purchased in-process research and development, or IPR&D, in accordance with pronouncements as follows:

•	FASB Statement of Financial Accounting Standards No. 2, Accounting for Research and Development; and

•	FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method .

Generally, purchased in-process research and development is distinguished from developed technology based upon whether the IPR&D projects are measurable, have substance, and are incomplete. IPR&D represents the portion of a purchase price of an acquisition related to research and development activities that have not demonstrated technological feasibility and do not have alternative future uses. IPR&D projects that have not been granted EPA approval or that are determined to be otherwise commercially viable are classified as being incomplete, and as such the associated costs are expensed as incurred.

Valuation of Derivative Instruments

We generally do not use derivative financial instruments to hedge exposures to cash-flow risks that may affect the fair values of our financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to gain value at the close of each reporting period. We have issued warrants in conjunction with the private placement of some of our common stock. These warrants have an exercise price of $2.50 per share and were issued when estimated market value was approximately $1.00 per share.

Stock-Based Compensation

We account for stock-based awards to employees and non-employees using the accounting provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 — Accounting for Stock-Based Compensation, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Shares of common issued in connection with acquisitions are also recorded at their estimated fair values. The fair value of equity securities is determined by management based upon recent private stock sales to third parties.

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”). The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which the employee is required to provide service in exchange for the award. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005, with early adoption encouraged.

We recorded stock-based compensation of $1,715,400 in the year ended March 31, 2006, which was related to employee and non-employee service grants and awards. We recorded stock-based compensation of $142,000 in the year ended March 31, 2005, which was related to employee and non-employee service grants and awards. There was no recorded stock-based compensation in the year ended March 31, 2004.

Income Taxes

We incurred net operating losses for the years ended March 31, 2006, 2005, 2004, and for the six months ended September 30, 2006 and consequently did not, or will not be required to, pay federal or foreign income taxes, but we did pay nominal state taxes in states where we have operations. We have a federal net operating loss carryover of approximately $7,517,171 as of September 30, 2006, which expires through March 31, 2027. The Company does not believe it is subject to the various Section 382 limitations.

Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation” as defined, there are annual limitations on the amount of the net operating loss and other deductions, which are available to us. Due to the reverse acquisition transactions and purchases in which we have engaged in recent years, we do not believe that the use of these net operating losses will be significantly limited.

However, the utilization of our net operating loss carryforwards may be limited in the future if we experience a change in ownership of more than 50% within any twelve month period subsequent to the last change in ownership of March 31, 2006. Accordingly, our net operating loss carryforward available to offset future federal taxable income arising before such ownership changes may be further limited.

Our ability to realize our deferred tax assets depends on our future taxable income as well as the limitations on usage discussed above. For financial reporting purposes, a deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. Because we believe the realization of our deferred tax assets is uncertain, we have recorded a valuation allowance to fully offset them.

Sales and Marketing

We sell our products through retailers, auto parts suppliers, our web site, and direct sales through sales representatives to commercial customers. We sell our retail and commercial product through our sales force and through independent sales representatives.

We participate with retailers in advertising campaigns, marketing promotions and other direct and indirect marketing techniques to promote and sell the products. We expense the cost of these advertising efforts as incurred. We also incur commissions on substantial all sales. Commissions are paid our in house sales staff as well as the outside sales representatives at rates ranging from 1.5 to 11.5% of gross sales.

Results of Operations

Six Months Ended September 30, 2006 Compared to the Six Months Ended September 30, 2005

Net Sales. Our net sales for the six months ended September 30, 2006 were $622,346, an increase of $210,901, or 51%, from the six months ended September 30, 2005. The increase in our consolidated net sales for the six months ended September 30, 2006 included the sale of data and documentation pursuant to EPA guidelines for $175,000 and an increase in the sales of the XenTx Engine Treatment accounted for the balance of the increase. The Company did not bring its other products to market during the first two quarters of 2007. The increase from the prior year was as a result of the Company’s marketing strategy changes to seek the retail outlets that would produce the greatest volumes and changes in product branding strategy.

Cost of Sales. Our cost of sales for the six months ended September 30, 2006 was $189,108, or 30% of net sales, compared to $182,857, or 44% of net sales, during the six months ended September 30, 2005. After adjusting for the data sale the ratio of cost of sales to net sales for the six months ended September 30, 2006 was 42%. This represented a increase in cost of $6,251, and an increase in our gross profit percentage of 14%, over the six months ended September 30, 2005.

Research and Development Expenses.  Our research and development costs were $146,143 for the six months ended September 30, 2006, a decrease of $954,043, or 87%, over the six months ended September 30, 2005. Substantially all of the expenditures for the six months ended September 30, 2006 were attributable to the development and testing of the Clean Boost LE product.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $1,040,834 for the six months ended September 30, 2006, a decrease of $1,063,358, from the September 30, 2005 results. The employees stock grant costs decreased by $468,000 from the period ended September 30, 2005. Also, during the six months ended September 30, 2006 compared to the same period a year earlier media advertising costs were $221,242 less, the costs of display materials were $198,810 less and sales commissions were $53,668 less. However, we expect that our general and administrative expenses to increase as we hire new personnel and build up the corporate infrastructure necessary for the management of our business. The costs associated with being a public company will also increase our general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization increased as a result of starting amortization on the intangible asset at the rate of $31,680 per quarter ($63,360 for the six months ended September 30, 2006) on a straight line basis. Also depreciation increased by $2,791 over the expense for the six months ended September 30, 2005 as a result of adding additional office equipment.

Interest and Other Expense

The issuance of convertible notes in April and August had the following accounting impact:

Interest Expense, net. During the six months ended September 30, 2006, the interest expense increased from $11,734 a year ago to $168,181 primarily as a result of the interest accrued on the convertible notes $25,447 and the amortization of loan discount of $140,949 related to those notes

Change in conversion share liability. For the six months ended September 30, 2006 the Company incurred an expense of $1,604,560 to record the conversion feature of the convertible notes. No comparable amount was recorded during the six months ended September 30, 3005

Cost of curing loan default. In conjunction with the curing of the default on the convertible notes, the Company granted the lender 5,000,000 warrants at an exercise price of $2.50 per share. As described in the financial statements for the six months ended September 30, 2006 this incurred an expense of $23,749,072 to adjust the grant to the fair value. No comparable amount was recorded during the six months ended September 30, 3005.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of September 30, 2006, we have a retained deficit of $33,884,635. We have not yet achieved cumulative profitability, primarily as a result of the valuation adjustment of the warrants issued in conjunction with the cost of curing the loan default. We expect that our research and development and selling, general and administrative expenses will increase and, as a result, we will need to generate significant product revenues to achieve profitability. Through March 31, 2006, the Company has had only one product to market. One product of this type is not sufficient to sustain growing an enterprise. The Company has developed new products in the same energy conservation field and acquired the White Sands, L.L.C. and its Clean Boost product for diesel fuel treatment and is testing a refined diesel product to be licensed to diesel oil refiners. We may never achieve profitability.

We believe that our cash on hand and cash flow generated from sales of our products will be sufficient to sustain our operations for the next 12 months. As a result, it will be necessary, in order to expand our business, consummate acquisitions and refinance indebtedness, to raise additional capital. No assurance can be given at this time that such funds will be available, or if available will be sufficient in the near term or that future funds will be sufficient to meet growth. In the event of such developments, attaining financing under such conditions may not be possible, or even if such funds are available, the terms on which such capital may be available, may not be commercially feasible or advantageous.

Cash Flows

As of March 31, 2006, we had $9,816 in cash and cash equivalents, compared to 5,545 at September 30, 2006. The decrease was due primarily to loss from operations of $26,336,750.

Net decrease in cash used in operating activities was $1,194,271 versus $527,767 for the same period in 2005. Net cash used in each of these periods primarily reflects net loss for these periods, offset in part by non-cash charges in operating assets and liabilities, non-cash stock-based compensation, allowance for bad debts and depreciation. Net cash used in investing activities was nominal in each period. Cash was used primarily to invest in fixed assets and other capital expenditures to support increased personnel.

Net cash provided by financing activities for the six months ended September 30, 2006 and 2005 was $1,220,000 and $320,000, respectively. These amounts are primarily attributable to the sale of common stock

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock and notes which were converted to common stock and capital contribution from a majority owner. Through March 31, 2006, we had received net proceeds of $3,632,860 from such sources. We have also used our revenues to date as a source of additional liquidity. As of September 30, 2006, we had cash and cash equivalents of $5,545.

Recent Financing

On April 28, 2006, we entered into a securities purchase agreement with four investment funds for the sale in three installments of an aggregate of $3,000,000 in secured convertible notes (the "Notes") and seven-year warrants (the "Warrants") to purchase 7,000,000 shares of our common stock at $2.50 per share. We received the first installment of $800,000 and issued the warrants on April 28, 2006. Additional funds in the amount of $700,000 were received in August, 2006. The balance of $1,500,000 was funded in November, 2006. The notes mature three years from their date of issuance, if not earlier converted or called by the Company. The Company may call the notes at any time prior to notice of conversion at a rate of 40% premium. The Notes bear interest at 6% and are convertible into shares of our common stock at any time, at the investors' option, at 50% of the average of the lowest three intra-day trading prices during the 20 trading days immediately prior to the conversion date. We have granted the investors a security interest in substantially all of our assets.

The investors may exercise the Warrants on a cashless basis if the shares underlying the Warrants are not then registered. In the event of a cashless exercise, we will not receive any proceeds. The investors have agreed to restrict their ability to convert their Notes or exercise their Warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates in the aggregate after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

On August 9, 2006, we amended the agreement with the four investment funds, to issue to these entities seven-year warrants to purchase an additional 5,000,000 shares of our common stock at $2.50 per share as payment for our failure to have the registration statement filed by June 27, 2006.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the near future and to make expenditures, and capital expenditures where necessary, to support the expansion of our research and development programs and to expand our commercial operations. We anticipate using the proceeds from the sale of the Notes to finance these activities. Specifically, a substantial portion of the proceeds will be used to bolster the advertising and marketing campaigns for the existing and new products we are introducing into the marketplace.

We currently anticipate that our cash and cash equivalents and revenue generated by the sale of our products, will be sufficient to fund our operations for the next 12 months.

If we are unable to generate a sufficient amount of revenue to finance our operations, research and development plans, we may seek to raise additional funds through public or private equity offerings, debt financings, capital lease transactions, corporate collaborations or other means. We may seek to raise additional capital due to favorable market conditions or strategic considerations even if we have sufficient funds for planned operations. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. To the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that are not favorable to us. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or sales and marketing initiatives.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as such term is defined in rules promulgated by the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have a limited operating history, which may make it difficult to evaluate our likelihood of success.

We have a limited operating history. Our operations will be subject to all the market risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we will be able to operate on a profitable basis.

We have incurred significant losses to date and expect to continue to incur losses.

During the first two quarters ended September 30, 2006 we incurred a loss of $26,336,750 and during the fiscal years ended March 31, 2006 and 2005 we incurred net operating losses of approximately $5,127,395 and $1,447,343, respectively. At September 30, 2006 we had an accumulated deficit of approximately $33,884,635. We expect to continue to incur losses for at least the next 12 months. Continuing losses will have an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations.

If we are unable to obtain additional funding, we may have to reduce our business operations.

Although we have received a $3,000,000 million financing, we will likely be required to raise additional financing. We anticipate, based on currently proposed plans and assumptions relating to our ability to market and sell our products that we will require approximately $3,000,000 to satisfy our operations and capital requirements for the next 12 months. Therefore, if we are unable to commence marketing of our products in the near future, we will be required to seek additional financing. We will also require additional financing to expand into other markets and further develop our products. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available when needed, on commercially reasonable terms or at all. The inability to obtain additional capital may reduce our ability to continue to conduct business operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Our future capital requirements will depend upon many factors, including:

•	continued scientific progress in our research and development programs;

•	competing technological and market developments;

•	our ability to establish additional collaborative relationships; and

•	the effect of commercialization activities and facility expansions if and as required.

We have limited financial resources and to date no positive cash flow from operations. There can be no assurance that we will be able to obtain financing on acceptable terms in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.

The availability of a large number of authorized but unissued shares of common stock may, upon their issuance, lead to dilution of existing stockholders.

We are authorized to issue 250,000,000 shares of common stock, of which as of September 30, 2006, 31,217,004 shares are issued and outstanding. We also have outstanding secured convertible notes and warrants to purchase 4,214,286 and 12,070,000 shares of common stock, respectively. Assuming conversion and exercise of these instruments, we will be left with more than 202,000,000 authorized shares that remain unissued. In general, these shares may be issued by our Board of Directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

The lower the stock price, the greater the number of shares issuable under the convertible notes.

On April 28, 2006, we entered into an agreement for the sale of an aggregate of $3,000,000 in secured convertible notes and seven-year warrants to purchase 7,000,000 shares of our common stock at $2.50 per share. The convertible notes bear interest at 6% and are convertible into shares of our common stock at any time, at the investors' option, at 50% of the average of the lowest three intra-day trading prices during the 20 trading days immediately prior to the conversion date. Therefore, the number of shares issuable upon conversion of the convertible notes is determined by the market price of our common stock prevailing at the time of each conversion. The lower the market price, the greater the number of shares issuable under the agreement. Upon issuance of the shares, to the extent that holders of those shares will attempt to sell the shares into the market, these sales may further reduce the market price of our common stock. This in turn will increase the number of shares issuable under the agreement. This may lead to an escalation of lower market prices and ever greater numbers of shares to be issued. A larger number of shares issuable at a discount to a continuously declining stock price will expose our stockholders to greater dilution and a reduction of the value of their investment.

The change in market price, volatility, risk free rate and the credit quality of the Company will impact results of operations.

Changes in the market price of our stock, the volatility of the stock price over time, the risk free interest rate of the end of any reporting period and any change in the credit quality of the Company will affect the results of operations. While all of these factors are interactive in the determination of the period costs for conversions of debt and warrant exercise, in general, a higher stock price, higher volatility and increased interest rates will result in additional expense in subsequent period and a lower stock price, lower volatility and decreased interest rates will result in income or reduced expense in subsequent periods.

Risks relating principally to our common stock and its market value:

There is a limited market for our common stock, which may make it more difficult for you to dispose of your stock.

Our common stock has been quoted on the Pink Sheets under the symbol "EMHD.PK" since April 5, 2006. There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•	technological innovations or new products and services by us or our competitors;

•	additions or departures of key personnel;

•	sales of our common stock;

•	our ability to integrate operations, technology, products and services;

•	our ability to execute our business plan;

•	operating results below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

Because we have a limited operating history with limited revenues to date, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above listed factors. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our common stock is deemed to be penny stock with a limited trading market.

Our common stock is currently listed for trading on the Pink Sheets which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years).

Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Penny stocks sold in violation of the applicable rules may entitle the buyer of the stock to rescind the sale and receive a full refund from the broker.

Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

Item 4. Controls and Procedures

An evaluation was performed under the supervision, and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2006. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2006.

No change in the Company's internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There were no material pending legal proceedings at September 30, 2006 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

Item 1A. Risk Factors

This item is not yet applicable to the Company because the Company has not yet filed an annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

31 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)

32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMTA Holdings, Inc. (Registrant)

Date: December 29, 2006	/s/ Edmond L. Lonergan
Edmond L. Lonergan President and Chief Executive Officer

Date: December 29, 2006	/s/ James C. Marshall
James C. Marshall Chief Financial Officer