Form 10-Q
period 2006-12-31
EMTA Holdings, Inc.
filed 2007-02-20
CIK 1372533

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-136583

EMTA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	41-2145716
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

7430 E. Butherus, Suite C, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(480) 222-6222

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one): ☐

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, February 12, 2007: $0.001 par value common stock - 31,367,004 shares outstanding

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMTA Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	March 31,
	2006	2006
	(unaudited)
ASSETS
Current Assets:
Cash	$445,652	$9,816
Accounts receivable	92,893	101,616
Inventory	348,307	453,576
Prepaid expenses	155,963	38,035
Total Current Assets	1,042,815	603,043

Equipment and computers, net of accumulated depreciation	40,601	12,680

Other Assets:
Other assets	8,183	17,375
Intangible assets	792,013	887,055
Total Other Assets	800,196	904,430
Total Assets	$1,883,612	$1,520,153

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$216,411	$1,006,437
Accrued liabilities	480,533	409,655
Conversion share derivative liability	2,838,817	-
Total Current Liabilities	3,535,761	1,416,092

Convertible notes	246,908
Accrued liabilities - long term	878,151	878,151
Total Liabilities	4,660,820	2,294,243

Stockholders' Deficit
Preferred Stock, $0.001 par value, 1,000,000 authorized;
no shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000
authorized, issued and outstanding 31,367,004
and 31,217,004 at December 31, 2006 and
March 31, 2006, respectively	31,367	31,217
Additional paid-in capital	47,998,351	6,742,578
Retained deficit during development stage	(50,806,926)	(7,547,885)
Total Stockholders' Deficit	(2,777,208)	(774,090)
Total Liabilities and Stockholders' Deficit	$1,883,612	$1,520,153

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the three		For the nine
	months ended December 31,		months ended December 31,
	2006	2005	2006	2005
Revenue:
Sales, net of returns and allowances	$48,232	$43,909	$670,577	$455,354
Cost of sales	49,301	49,473	238,409	232,330

Gross Profit	(1,069)	(5,564)	432,168	223,024

Operating Expenses:
Selling, general and administrative	509,469	277,258	1,550,303	2,381,450
Depreciation and amortization	33,489	(28,094)	99,970	401
Research and development	32,046	32,267	178,190	1,132,453

Total Operating Expenses	575,004	281,431	1,828,463	3,514,304

Loss From Operations	(576,073)	(286,995)	(1,396,295)	(3,291,280)

Other Income and (Expense):
Other income	3,374	-	5,809	-
Gain/(Loss) on disposal of assets	-	-	2,850	620
Interest expense	(470,981)	-	(639,164)	(11,734)
Change in conversion share liability	(1,490,718)	-	(3,095,278)	-
Loan application cost	(14,387,891)		(14,387,891)
Cost of curing loan default	-	-	(23,749,072)	-

Loss before provision for income taxes	(16,922,289)	(286,995)	(43,259,041)	(3,302,394)

Provision for/(Benefit of) income taxes	-	-	-	-

Net Operating Loss	$(16,922,289)	$(286,995)	$(43,259,041)	$(3,302,394)

Earning per share:
Basic and diliuted loss per share	$(0.54)	$(0.01)	$(1.38)	$(0.12)
Weighted average shares outstanding	31,301,787	27,611,734	31,245,368	27,100,610

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders (Deficit)
(unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Deficit	Total

Balance March 31, 2006	31,217,004	$31,217	$6,742,578	$(7,547,885)	$(774,090)

Adjustment for fair value of warrants issued with convertible notes			2,445,000		2,445,000
Adjustment for fair value of warrants for commission			87,500		87,500
Adjustment for fair value of warrants issued to satisfy loan default			23,749,071		23,749,071
Adjustment for fair value of warrants issued in connection with loan application			14,387,891		14,387,891
Shares issued on conversion of debt	150,000	150	329,850		330,000
Derivative adjustment for conversion			256,461		256,461
Net loss for the nine months ended December 31, 2006	-	-	-	(43,259,041)	(43,259,041)

Balance December 31, 2006	31,367,004	$31,367	$47,998,351	$(50,806,926)	$(2,777,208)

See accompanying notes to these financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the nine months ended December 31,
	2006	2005

Cash Flows from Operating Activities:

Net Loss	$(43,259,041)	$(3,302,394)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	99,970	401
Provision for doubtfull accounts		10,000
Loss (gain) on sale of assets	(2,850)	620
Stock grants to employees		1,115,400
Stock issued for services		400,000
Amortization of debt discount	576,908	-
Change in conversion liability	3,095,278	-
Cost of curing loan default	23,749,072	-
Loan application cost	14,387,891	-
Changes in assets and liabilities:
Receivables	8,723	(202,636)
Inventories	105,269	121,872
Prepaids	(117,928)	143,841
Other assets	9,192	(444)
Accounts payable	(790,026)	209,344
Accrued liabilities	70,877	438,977
Cash provided (used) by operating activities	(2,066,665)	(1,065,019)
Investing Activities:
Capital expenditures	(32,849)	(145,948)
Proceeds from sales of business property	2,850	696
Cash used by investing activities	(29,999)	(145,252)
Financing Activities:
Net borrowings of convertible notes	2,532,500	319,952
Proceeds from sale of common stock	-	1,018,500
Net cash used by financing activities	2,532,500	1,338,452
Net increase (decrease) in cash	435,836	128,181
Cash at beginning of period	9,816	230,409
Cash at end of period	$445,652	$358,590

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,931	$7,285
Income taxes	$-	$-

Non Cash Activities:
Common stock issued for notes payable	$150	$54
Additional paid in capital from conversion of notes payable	$329,850	$324,346
Debt discount	$(2,532,500)	$-
Increase in Additional Paid in Capital	$2,532,500	$-
Settlement of conversion share liability	$(256,460)	$-
Increase in Additional Paid in Capital	$256,460	$-

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended December 31, 2006 and 2005

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

The financial statements for the period ended December 31, 2005 include only the accounts of EMTA Corporation, the accounting acquirer in the reverse acquisition on October 1, 2004.

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

Allowance for Doubtful Accounts -   The Company provides an allowance for doubtful accounts when management estimates collectibility to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $49,625 at December 31, 2006 and March 31, 2006.

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

Impairment of Long-Lived Assets - In accordance with the Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets, including, but not limited to, property and equipment, patents and other assets, for impairment annually or whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the sum of the expected future cash flows of an asset is less than its carrying value, an impairment measurement is required. Impairment charges are recorded to the extent that an asset’s carrying value exceeds fair value. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges during the periods presented.78

Fair Value Disclosures - The carrying values of cash, accounts receivable, deposits, prepaid expenses, accounts payable and accrued expenses generally approximate the respective fair values of these instruments due to their current nature.

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

Research, Testing and Development - Research, testing and development costs are expensed as incurred. Research and development expenses, including testing, were $178,190 for the nine months ended December 31, 2006, and $1,132,453 for the nine months ended December 31, 2005. Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition. A substantial portion of the September, 2005 research and development costs were related to testing of one of the Company’s products for use in commercial heavy equipment applications.

Income Taxes - We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of December 31, 2006 and 2005.

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

In December 2004, the FASB issued Statement No. 123 (revised 2004) ("FAS 123(R)"), "Accounting for Share-Based Payments". FAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company has adopted FAS 123(R) on the fair-value-based method for all stock options, warrants and grants. The Company has no outstanding share-based payments to employees at December 31, 2006 or 2005.

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

 Note 3 - Inventories

Inventory consists of finished goods, work in process and raw material as follows:

	December 31, 2006	March 31, 2006
Finished goods	$290,523	$336,479
Consigned Inventory	45,539	69,114
Raw material	12,245	47,983
	$348,307	$453,576

Note 4 - Equipment and Computers

At December 31, 2006 and March 31, 2006 equipment and computers consisted of the following:

	December 31, 2006	March 31, 2006
Equipment and computers	$54,341	21,492
Less accumulated depreciation	13,740	8,812
Net equipment and Computers	$40,601	$12,680

During the nine months ended December 31, 2006 and 2005 depreciation expense was $4,929 and $401, respectively.

Note 5 - Intangible Assets

Intangible assets consist of technology of production and license rights under the Environmental Protection Agency to market one of the products acquired in the acquisition of White Sands, L.L.C. on March 31, 2006. The Company intends to market the related products as soon as production and marketing strategies can be completed. The Company will amortize this investment over its estimated useful life of seven years on a straight line basis. For the nine months ended December 31, 2006 amortization was $95,042.
Note 6 - Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2006 and March 31, 2006:

	December 31, 2006		March 31, 2006
	Current Portion	Long-term Portion	Current Portion	Long-term Portion
Accrued marketing and advertising	$300,000	$-	300,000	$-
Accrued reimbursement to product testing partner	100,000	878,151	100,000	878,151
Other	80,533	-	$9,655	-
	$480,533	$878,151	$409,655	$878,151

As part of our testing of products and new applications the Company agreed to reimburse one of our testing partners for the costs incurred in such testing.

Note 7 - Convertible Debt

The Company entered into a Convertible Loan Agreement which also entitled the lenders to warrants and convert the loans at their option to common stock of the Company. The face value of the Convertible Notes, 6%, interest quarterly, mature as follows:

Maturity	Amount	Exercised	Balance

April 28, 2009	$800,000	$330,000	$470,000
August 17, 2009	700,000	-	700,000
October 28, 2009	300,000	-	300,000
November 10, 2009	1,200,000	-	1,200,000
Total	$3,000,000	$330,000	$2,670,000

The lenders were issued warrants to purchase 7,000,000 shares of common stock at an exercise price of $2.50 per share. The Company also issued warrants to a broker in the transaction for the exercise of 70,000 shares of common stock at an exercise price of $2.50. These warrants expire if not exercised at various dates in 2013 through November 10, 2013. At December 31, 2006, all of the 7,000,000 warrants have been issued entitling the lender to one share for each warrant at an exercise price of $2.50 per share.

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

As of August 10, 2006 the Company amended the warrant and loan agreements such that once the registration statement becomes effective the exercise price will be as follows: 1) if the trading price of the stock is in excess of $2.00 no adjustment is made, if the trading price is less than $2.00 based on the volume weighted average price over each of the five days prior to the 15th, 30th, 45 th and 60 th days after the effective date, the exercise price will be 125% of such volume weighted average price. As of December 28, 2006, the Company agreed to revalue the warrants to a new exercise price of $.75 per share for consideration by the lender of an additional loan to be made in the 4th quarter. This terminated the previous reset provisions so that no reset provisions exist and the Company recorded an expense of $14,387,891 in the third quarter ended December 31, 2006.

Note 8 - Accounting for derivative financial instruments

In April 29, 2006, the Company entered into an agreement whereby it would issued 6% secured convertible notes in the aggregate principal amount of $3,000,000 which are convertible into common shares of the Company at the lender’s option based on a range of 50% to 60% of the then current market price at the time of the conversion election. The Company has the right at any time that the stock is trading below $5.00 per share to call the notes at a prepayment premium ranging from 20% in the first 30 days after issuance to 40% after 60 days of issuance, this call provision has expired. The Company has reserved a sufficient number of its common shares to meet these obligations.

The consolidated financial statements for the nine months ended December 31, 2006 has recognize all features of the derivative financial instruments including the host instruments, the embedded conversion features and the free-standing warrants in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).

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

Free standing instruments, consisting of warrants are valued using the Black-Scholes-Merton model valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of December 31, 2006 are as follows:
Original
Warrants
Exercise price	$.75
Shares subject to exercise	12,000,000
Weighted Average Term Remaining (years)	6.67
Volatility	250.4%
Risk-free rate	4.70%
Implied value	$14,387,891
Recorded value	$14,387,891

The value of the original warrants was limited by the net loan amounts after issue costs.

Embedded conversion features:

Each hybrid instrument was analyzed in accordance with the guidance in SFAS 133 for features that possessed the characteristics of derivative instruments. Those instruments whose economic characteristics and risks of the embedded derivative instrument were not “clearly and closely related” to the host instrument were bifurcated and treated as derivatives under the guidance of SFAS 133 and recorded at fair value with adjustments to fair value at the end of each subsequent reporting period. This resulted in the conversion feature being recorded as an embedded derivative at each loan funding date, April 29, 2006, August 17, 2006, October 28, 2006 and November 10, 2006.

Summary:

As a result of the above at December 31, 2006 the balances were as follows:

	Liability	Additional Paid-in Capital	Expense
Original Warrants	$-	$2,532,500	$-
Conversion feature	2,838,817	256,461	3,095,278
Default warrants	-	23,749,071	23,749,071
Reset of Original and Default Warrants on December 28, 2006	-	14,387,891	14,387,891
Total	$2,838,817	$40,925,923	$41,232,240

Note 9 - Company Stock

Preferred Stock

At December 31, 2006, the Company had 1,000,000 shares of $0.001 par value authorized and no outstanding or issued shares.

Common Stock

At December 31, 2006, the Company had 250,000,000 shares authorized of $0.001 par value common stock, of which issued and outstanding shares were 31,367,004.

Warrants

On December 19, 2005, the Company issued 75,000 warrants in conjunction with its private placement for common stock. The warrants entitled the investors to purchase 75,000 restricted common shares at $1.25 per share until December 19, 2007. At the time of the issuance of the warrants there was no active trading market in the Company’s stock. No warrants have been exercised.

At December 31, 2006 the status of outstanding warrants is as follows:

Issue Date	Shares Exercisable	Weighted Average Exercise Price	Expiration Date
December 19, 2005	75,000	$1.25	December 19, 2007
April 29, 2006	1,866,667	$.75	April 28, 2013
June 28, 2006	5,000,000	$.75	August 10, 2013
August 17, 2006	1,633,333	$.75	August 17, 2013
October 28, 2006	700,000	$.75	October 28, 2013
November 10, 2006	2,800,000	$.75	November 10, 2013

Note 10 - Earnings (Loss) Per Share

Basic income (loss) per common share is computed by dividing the results of operations by the weighted average number of shares outstanding during the period. For purposes of the determining the number of shares outstanding the shares received by the acquirer in the reverse acquisition are treated as outstanding for all periods prior to the transaction.

Diluted income (loss) earnings per common share adjusts basic income (loss) per common share for the effects of convertible securities, stock options, warrants and other potentially dilutive financial instruments only in periods in which such effect is dilutive. No instruments were dilutive at December 31, 2006 or 2005.

Note 11 - Subsequent Events

Effective January 1, 2007 the Company has acquired Dyson Properties, Inc. Dyson manufactures and sells automotive racing and performance oils and lubricants under the name Synergyn Racing.

The Synergyn line established in 1992 compliments the Xentx line and gives EMTA manufacturing and distribution capabilities from the Synergyn plant in Durant, OK.

Synergyn offers the latest in synthetic motor lubricants. The Synergyn Products are blended for use in the latest NASCAR or NHRA racing engines as well as personal private cars. Synergyn also supplies the latest in lubricant technology for commercial, industrial and farming use.

This acquisition gives the Company the ability to manufacture, bottle and distribute its products through the Dyson location in Durant OK. We expect to expand distribution of both product lines through the cross marketing of each other’s products.

The aggregate purchase price is $2,100,000, to be paid in cash and stock. The initial payment of $100,000 was made on January 9, 2007. An additional $50,000 will be paid on the Closing Date. The balance of $474,000 will be paid six months after the Closing Date. In addition, on the Closing Date, the Company will issue a number of shares of common stock valued at $1,476,000 based on the weighted average trading price of the Common Stock during the five trading days prior to the Closing Date. In addition, the Seller will be entitled to a royalty for all sales of the Synergyn products for five years at a rate of $0.10 per gallon or $0.10 per pound as the case may be, paid quarterly.

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

The Company

We are an energy conservation chemical company focused on the development and commercialization of automotive and trucking additives to improve mileage, reduce wear and promote ecologically sound environmental practices. One of these products, XenTx ™ , is being marketed through automotive and retail outlets as an engine treatment that reduces friction and wear on engine parts and improves gas mileage. We have also introduced related products of the XenTx family that improve transmission operations, a spray lubricant, and we are finishing development of a gas fuel additive which we expect to introduce in the last quarter of fiscal 2007.

With our acquisition of White Sands, L.L.C. on March 31, 2006, we acquired a recently approved diesel fuel additive for the commercial trucking industry. By adding a relatively small amount of Clean Boost to the fuel tank of a large diesel truck, fuel economy is improved and engine wear reduced. This product was reviewed by the Environmental Protection Agency (“EPA”) and we received registration number 201920001 for this product

As an expansion of the White Sands Clean Boost product, we are currently awaiting the results of the controlled testing under EPA and Texas State Environmental Protection Agency supervision of the Clean Boost LE product, a refined diesel fuel additive that reduces diesel fuel emissions and when added to diesel fuel would bring the fuel into compliance with the mandated Texas emission standard. This test was completed in January 2007 and the results are currently being evaluated by the government agencies. If successful, this will be one of the first such approved processes in the United States. This product would be applicable to the refining and distribution processes in other states where similar clean air standards are being developed.

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

We predominately use a discounted cash flow model derived from internal budgets in assessing fair values for impairment testing. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures, and working capital requirements. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flows is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair values. In the event that our management determines that the value of intangible assets have become impaired using this approach, we will record an accounting charge for the amount of the impairment. We have recognized no impairment losses through December 31, 2006.

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

Income Taxes

We incurred net operating losses for the years ended March 31, 2006, 2005, 2004, and for the nine months ended December 31, 2006 and consequently did not, or will not be required to, pay federal or foreign income taxes, but we did pay nominal state taxes in states where we have operations. We have a federal net operating loss carryover of approximately $8,123,049 as of December 31, 2006, which expires through March 31, 2027. The Company does not believe it is subject to the various Section 382 limitations.

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

Results of Operations

Nine Months Ended December 31, 2006 Compared to the Nine Months Ended December 31, 2005

Net Sales. Our net sales for the nine months ended December 31, 2006 were $670,577, an increase of $215,223, or 47%, from the nine months ended December 31, 2005. The increase in our consolidated net sales for the nine months ended December 31, 2006 included the sale of data and documentation pursuant to EPA guidelines for $175,000 and an increase in the sales of the XenTx Engine Treatment accounted for the balance of the increase. The Company did not bring its other products to market during the first two quarters of 2007 and had only limited distribution of these new products in the trisd quarter. The increase from the prior year was as a result of the Company’s marketing strategy changes to seek the retail outlets that would produce the greatest volumes and changes in product branding strategy.

Cost of Sales. Our cost of sales for the nine months ended December 31, 2006 was $238,409, or 36% of net sales, compared to $232,330, or 51% of net sales, during the nine months ended December 31, 2005. After adjusting for the data sale the ratio of cost of sales to net sales for the nine months ended December 31, 2006 was 48%. This represented a increase in cost of $6,079, and an increase in our gross profit percentage of 3%, over the nine months ended December 31, 2005.

Research and Development Expenses .   Our research and development costs were $178,190 for the nine months ended December 31, 2006, a decrease of $954,263, or 84%, over the nine months ended December 31, 2005. Substantially all of the expenditures for the nine months ended December 31, 2006 were attributable to the development and testing of the Clean Boost LE product.

Selling, General and Administrative Expenses . Our selling, general and administrative expenses were $1,550,303 for the nine months ended December 31, 2006, a decrease of $831,147, from the December 31, 2005 results. The employees stock grant costs decreased by $1,115,400 from the period ended December 31, 2005. Also, during the nine months ended December 31, 2006 compared to the same period a year earlier media advertising costs were $208,023 less, the costs of display materials were $43,512 less and sales commissions were $52,891 less, payroll and consulting fees increased $118,455 during this same period.. However, we expect that our general and administrative expenses to increase as we hire new personnel and build up the corporate infrastructure necessary for the management of our business. The costs associated with being a public company will also increase our general and administrative expenses.

Depreciation and Amortization . Depreciation and amortization increased as a result of starting amortization on the intangible asset at the rate of $31,680 per quarter ($95,040 for the nine months ended December 31, 2006) on a straight line basis. Also depreciation increased by $4,528 over the expense for the nine months ended December 31, 2005 as a result of adding additional office equipment.

Interest and Other Expense

The issuance of convertible notes in April and August had the following accounting impact:

Interest Expense, net . During the nine months ended December 31, 2006, the interest expense increased from $11,734 a year ago to $639,164 primarily as a result of the interest accrued on the convertible notes of $66,911 and the amortization of loan discount of $576,907 related to those notes

Change in conversion share liability. For the nine months ended December 31, 2006 the Company incurred an expense of $3,095,278 to record the conversion feature of the convertible notes. No comparable amount was recorded during the nine months ended December 31, 2005

Cost of curing loan default. In conjunction with the curing of the default on the convertible notes, the Company granted the lender 5,000,000 warrants at an exercise price of $2.50 per share. As described in the financial statements for the nine months ended December 31, 2006 this incurred an expense of $23,749,072 to adjust the grant to the fair value. No comparable amount was recorded during the nine months ended December 31, 3005.

Loan application cost. As of December 28, 2006, the Company agreed to revalue the warrants to a new exercise price of $.75 per share for consideration by the lender of an additional loan to be made in the 4th quarter. This terminated the previous reset provisions so that no reset provisions exist and the Company recorded an expense of $14,387,891 in the third quarter ended December 31, 2006. No comparable amount was recorded during the nine months ended December 31, 3005.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of December 31, 2006, we have a retained deficit of $50,806,926. We have not yet achieved cumulative profitability, primarily as a result of the valuation adjustment of the warrants issued in conjunction with the cost of curing the loan default discussed below under recent financing. We expect that our research and development and selling, general and administrative expenses will increase and, as a result, we will need to generate significant product revenues to achieve profitability. Through most of the current year, the Company has had primarily only one product to market. One product of this type is not sufficient to sustain growing an enterprise. The Company has developed new products in the same energy conservation field and acquired the White Sands, L.L.C. and its Clean Boost products for diesel fuel treatment and is testing a refined diesel product to be licensed to diesel oil refiners and distributors. We may never achieve profitability.

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

Cash Flows

As of March 31, 2006, we had $9,816 in cash and cash equivalents, compared to $445,652 at December 31, 2006. The increase was due primarily to net funds raised from borrowing, after costs of issuance, of $2,532,500 and offset by cash used by operations of $2,060,965.

Net decrease in cash used in operating activities was $2,066,665 versus $1,065,019 for the same period in 2005. Net cash used in each of these periods primarily reflects net loss for these periods, offset in part by non-cash charges in operating assets and liabilities, non-cash stock-based compensation, allowance for bad debts and depreciation. Net cash used in investing activities was nominal in each period. Cash was used primarily to invest in fixed assets and other capital expenditures to support increased personnel.

Net cash provided by financing activities for the nine months ended December 31, 2006 and 2005 was $2,532,500 and $1,338,452, respectively. These amounts are primarily attributable to the sale of common stock

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock and notes which were converted to common stock and capital contribution from a majority owner. Through March 31, 2006, we had received net proceeds of $3,632,860 from such sources. We have also used our revenues to date as a source of additional liquidity. As of December 31, 2006, we had cash and cash equivalents of $445,652.

Recent Financing

On April 28, 2006, we entered into a securities purchase agreement with four investment funds for the sale in three installments of an aggregate of $3,000,000 in secured convertible notes (the "Notes") and seven-year warrants (the "Warrants") to purchase 7,000,000 shares of our common stock at $2.50 per share. We received the first installment of $800,000 and issued the warrants on April 28, 2006. Additional funds in the amount of $700,000 were received in August, 2006, $300,000 on October 26, 2006 and the balance of $1,200,000 on November 10, 2006. The notes mature three years from their date of issuance, if not earlier converted or called by the Company. The Company may call the notes at any time prior to notice of conversion at a rate of 40% premium. The Notes bear interest at 6% and are convertible into shares of our common stock at any time, at the investors' option, at 50% of the average of the lowest three intra-day trading prices during the 20 trading days immediately prior to the conversion date. We have granted the investors a security interest in substantially all of our assets. In November 2006 the lender converted $330,000 of debt to 150,000 shares of common stock.

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

We currently anticipate that our cash and cash equivalents and revenue generated by the sale of our products, will be insufficient to fund our operations for the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

All of our sales and a portion of our expenses are denominated in U.S. dollars, and our assets and liabilities together with our cash holdings are predominantly denominated in U.S. dollars. We are evaluating our foreign currency hedging strategy going forward and will make changes to it in fiscal year 2007. As of September 30, 2006, we had no foreign currency option contracts outstanding.

The Company does not use derivatives for hedging market risks as defined in the Statement of Financial Standards No. 133.

Interest Rate Risk

We have interest payable on our convertible notes at fixed interest rates and therefore not subject to interest rate risk change by the Company.

Equity Investments

The Company has only had purchases of entities included in it consolidated operations and that were acquired for operations. No securities are held on an equity basis for either trading or investment.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There were no material pending legal proceedings at December 31, 2006 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

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

During the first three quarters ended December 31, 2006 we incurred a loss of $43,259,040 and during the fiscal years ended March 31, 2006 and 2005 we incurred net operating losses of approximately $5,127,395 and $ 1,447,343, respectively. At December 31, 2006 we had an accumulated deficit of approximately $50,806,926. We expect to continue to incur losses for at least the next 12 months. Continuing losses will have an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations.

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

We are authorized to issue 250,000,000 shares of common stock, of which as of December 31, 2006, 31,367,004 shares are issued and outstanding. We also have outstanding secured convertible notes and warrants to purchase 4,064,286 and 12,075,000 shares of common stock, respectively. Assuming conversion and exercise of these instruments, we will be left with more than 202,000,000 authorized shares that remain unissued. In general, these shares may be issued by our Board of Directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

The lower the stock price, the greater the number of shares issuable under the convertible notes.

On April 28, 2006, we entered into an agreement for the sale of an aggregate of $3,000,000 in secured convertible notes and seven-year warrants to purchase 12,000,000 shares of our common stock at $2.50 per share, now exercisable at $0.75 per share. The convertible notes bear interest at 6% and are convertible into shares of our common stock at any time, at the investors' option, at 50% of the average of the lowest three intra-day trading prices during the 20 trading days immediately prior to the conversion date. Therefore, the number of shares issuable upon conversion of the convertible notes is determined by the market price of our common stock prevailing at the time of each conversion. The lower the market price, the greater the number of shares issuable under the agreement. Upon issuance of the shares, to the extent that holders of those shares will attempt to sell the shares into the market, these sales may further reduce the market price of our common stock. This in turn will increase the number of shares issuable under the agreement. This may lead to an escalation of lower market prices and ever greater numbers of shares to be issued. A larger number of shares issuable at a discount to a continuously declining stock price will expose our stockholders to greater dilution and a reduction of the value of their investment.

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

Our common stock began trading on the Over-The-Counter Bulletin Board under th symbol EMHD.OB on February 5, 2007. Our common stock is also quoted on the Pink Sheets under the symbol "EMHD.OB" since April 5, 2006. There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

Our common stock is currently listed for trading on the OTC Bulletin Board and Pink Sheets which are generally considered to be a less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years).

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

EMTA Holdings, Inc. (Registrant)

Date: February 20, 2007	/s/ Edmond L. Lonergan
Edmond L. Lonergan President and Chief Executive Officer

Date: February 20, 2007	/s/ James C. Marshall
James C. Marshall Chief Financial Officer