Form 10KSB
period 2007-03-31
EMTA Holdings, Inc.
filed 2007-08-15
CIK 1372533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-136583

EMTA Holdings, Inc.
(Name of small business issuer as specified in its charter)

Nevada	41-2145746
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7430 E. Butherus Dr. Suite C, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip code)

480-222-6222
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     State issuer’s revenues for its most recent fiscal year $1,053,767

     The aggregate market value of voting stock held by non-affiliates of the registrant was $5,789,218 as of August 10, 2007 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

     As of July 20, 2007, there were 40,696,004 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

      Documents incorporated by reference: None.

      Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

TABLE OF CONTENTS

PART I
Item 1. Description of Business	1
Item 2. Description of Property	7
Item 3. Legal Proceedings	7
Item 4. Submission of Matters to a Vote of Security Holders
Purchases of Equity Securities	7

PART II
Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	7
Item 6. Management’s Discussion and Analysis or Plan of Operation	9
Item 7. Financial Statements	16
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial
Disclosure	16
Item 8A. Controls and Procedures	17
Item 8B. Other Information	17

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With
Section 16(a) of the Exchange Act	17
Item 10. Executive Compensation	19
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters	20
Item 12. Certain Relationships and Related Transactions, and Director Independence	22
Item 13. Exhibits	22
Item 14. Principal Accountant Fees and Services	22

Exhibit Index	24
Financial Statements	F-1

EXHIBIT 21.1 List of Subsidiaries
EXHIBIT 31.1 Officers Certificate Pursuant to Section 302	Of
EXHIBIT 31.2 Officers Certificate Pursuant to Section 302
EXHIBIT 32.1 Certificate Pursuant to 18 U.S.C. Section 1350
EXHIBIT 32.2 Certificate Pursuant to 18 U.S.C. Section 1350

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-KSB (“Annual Report”) for EMTA Holdings, Inc. (“EMTA” the “Company,” “we,” “our” or “us”) contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the fuel additive products market; the potential inability to realize expected benefits from new products and products under development; domestic and international business and economic conditions; changes in the petroleum industry; unexpected difficulties in penetrating the commercial and industrial markets for our products; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufactured raw material and manufacturing capacity; future production variables impacting excess inventory and other risk factors listed in the section of this Annual Report entitled “Risk Factors” and from time to time in our Securities and Exchange Commission filings under “risk factors” and elsewhere.

      Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning our business made elsewhere in this Annual Report, as well as other public reports filed by us with the United States Securities and Exchange Commission. Readers should not place undue reliance on any forward-looking statement as a prediction of actual results of developments. Except as required by applicable law or regulation, we undertake no obligation to update or revise any forward-looking statement contained in this Annual Report.

PART I

ITEM 1 — DESCRIPTION OF BUSINESS
Introduction

We are engaged in the research, development, manufacturing and distribution of a variety of products that improve overall energy efficiency with a specific concentration on petroleum based energy sources. We currently have three wholly owned operating subsidiaries, EMTA Corp, Inc., Dyson Properties, Inc. and White Sands, LLC.

EMTA Corp has developed a new type of lubricant (metal conditioner) that interacts with metal surfaces. It hardens and smoothes the metals' surface which results in reduced friction and therefore improves efficiency. We market this unique product under the brand name XenTx Extreme Engine Treatment, to both commercial/industrial users and to the general public. Today XenTx is available at a variety of retail stores, as well as many smaller auto-parts chains throughout the U.S. The product is also available in Canada and, more recently, in Mexico. In addition to our core products, we utilize the same technology in three new products that are in the initial stages of distribution, including an all purpose spray lubricant (XenTx Extreme Lubricating Spray), friction reducing automatic transmission fluid (XenTx Extreme Transmission Treatment), and a gasoline system cleaner (XenTx Extreme Fuel System Treatment).

Dyson Properties, Inc. (“Dyson”) manufactures and sells automotive, industrial and racing performance oils and lubricants under the name Synergyn Racing or Synergyn Performance. The Synergyn products have been manufactured and distributed for the past 20 years and are sold throughout the U.S.

White Sands' core products are primarily designed to aid in the combustion of diesel fuel. It has developed two distinct diesel fuel additives, Clean Boost improves combustion efficiency and reduces pollution and particulate emissions significantly. In addition, Clean Boost Low-Emissions (“Clean Boost LE”) insures that diesel fuel users will be able to meet or exceed the new, more stringent emissions rules. This product was certified by the EPA and the Texas Commission on Environmental Quality (“TCEQ”) on March 26, 2007.

Corporate History

We were incorporated under the laws of Louisiana on June 5, 1978 under the name Forum Mortgage Corp. We were reincorporated under the laws of the State of Nevada in July 2004 under the name Omni Alliance Group, Inc.

On March 31, 2006 we acquired EMTA Corp., Inc. (“EMTA”) in consideration for the issuance to EMTA’s shareholders of 30,828,989 shares of our common stock. At that time we also implemented a 233 for one reverse stock split and changed our name to EMTA Holdings, Inc. The acquisition of EMTA was accounted for as a reverse merger. As a result, the financial statements of EMTA Corp. became our financial statements.

EMTA Corp. was incorporated in March 2002 under the laws of the State of Nevada under the name Wiltex A, Inc. On October 1, 2004, Wiltex acquired the assets of Alaco Corporation in exchange for approximately 94% of the common stock of Wiltex. On that same date, it changed its name to EMTA Corp. Inc.

The Company acquired White Sands, L.L.C. (“White Sands”) for 897,487 shares of Holdings common stock as of March 31, 2006, at which time White Sands became a wholly-owned subsidiary of EMTA Holdings, Inc.

Effective January 1, 2007, the Company took control of Dyson Properties, Inc. for an aggregate purchase price of $2,100,000 which includes cash, stock and warrants. An initial payment of $100,000 was made on January 9, 2007 and a second cash payment of $150,000 was made on July 5, 2007 with the balance of $374,000 due on or before January 5, 2008. On March 26, 2007, the Company issued the seller 1,400,000 shares of common stock and cashless warrants to acquire 1,400,000 shares of common stock at an exercise price of $0.75 per share. In addition, the Company agreed to pay a royalty on all products sold that contain the Synergyn formulations.

Our Products

XenTx Extreme Engine Treatment

Through our wholly-owned subsidiary, EMTA Corp., we market XenTx Extreme Engine Treatment, a 100% synthetic metal conditioner that provides benefits to automobile engines in that it prevents the build up of engine metal particles in the walls of the engine. As an additive to standard engine oils, it attracts the loose particles of ferrous metals present in most oils and directs those particles to broken molecular chains that exist on the surface of the friction environment, in this case the engine walls. The product penetrates the carbon build up on the cylinder walls and attaches to the surface of the metal carrying wear metals molecules with it. The product continuously fills the pits, cracks, and slight imperfections present in all engine cylinders. In this way, it creates a dense protective surface that is highly resistant to scuffing and galling.

The process has both a cleaning effect on the engine and a smoothing effect on the engine cylinder surface. This results in less friction, lower operating temperatures and less power loss due to frictions and heat. With less rotations per minute producing the same power, less fuel is consumed leading to greater fuel efficiency as well as a reduction in exhaust emissions.

Clean Boost

Through our wholly-owned subsidiary, White Sands, we market Clean Boost™, a fuel oil additive that improves fuel and combustion efficiency by liberating more of the fuel's chemical energy, in the flame zone of boilers, or during the power stroke of diesel engines. Soot formation is prevented and less fuel is wasted in the form of particulate emissions. Greenhouse gas and acid rain gases, soot (black smoke), carbon build-up and fouling, slagging and cold-end corrosion are all reduced, while engine and boiler performance improves. Turbochargers and exhaust gas boilers remain cleaner and require less maintenance and water washing.

Clean Boost™ reduces fuel consumption by 2 to 5% across a wide range of fossil fuels, from coal and heavy residual fuel oils to intermediate fuel oil blends, refined diesel fuels. It also lessens the emission of harmful gasses.

Clean Boost™ is effective in industrial boilers and diesel engines of all sizes and is used in marine shipping, power generation, mining, construction, ground transportation and wherever high fuel prices or compliance with emissions or opacity regulations is a concern.

During the past year we completed the research and development of a second diesel fuel additive, Clean Boost LE™ which was formulated to reduce emissions. This product when mixed with diesel fuel, reduces the exhaust gases from combustion to meet the most stringent requirements of both Texas and California. Clean Boost LE™ was tested at a renowned test facility with both the TCEQ and EPA as observers. The test results were submitted to Texas and then to the EPA which subsequently certified that Clean Boost LE™ met the goals of reducing diesel fuel emissions. The EPA Certification #201920002CB-LE and the TCEQ products #TXLED-A-00009 was issued in March of 2007.

These products are used in the automotive, oil and gas, shipping and mining sectors. We believe that both Clean Boost™ products help in the following ways in diesel applications in the automotive and other industries to:

☐	Lower fuel consumption (ie. Better fuel efficiency)
☐	Reduce exhaust emissions
☐	Lower maintenance requirements
☐	Reduce soot (carbon particles) in lubricating oil
☐	Carbon deposits in the combustion chamber are reduced
☐	Provide easier starting in cold weather

Synergyn

Through our wholly-owned subsidiary, Dyson Properties, Inc. (“Dyson Properties”), which was acquired effective January 1, 2007, we continue the sales and distribution of a 64 item product line known as Synergyn Racing, Synergyn Performance and Synergyn Lubricants. This product line was introduced over 20 years ago and has been improved as lubrication requirements have changed. With its focus on performance products, Synergyn sells many of its products to NASCAR, NHRA and similar racing organization participants.

Dyson Properties also manufactures private label products for a number of customers on a long-term contractual basis. Although some customers have unique formulas which Dyson manufactures to their specifications, most customers utilize Synergyn’s formulas and package and rebrand these products for their customers’ use.

Other Products

We have commenced shipping small quantities of XenTx spray lubricant, which is used as a general multi-purpose lubricant, and a transmission fluid that is a variation of the XenTx Extreme Engine Treatment and is primarily used for automatic transmissions. We may from time to time introduce additional products.

Sales and Marketing

Our objective is to market, sell and distribute our products in the most efficient, cost effective manner possible with our distribution channel strategy providing the widest range of customer coverage possible. We believe sales to automotive retailers through independent sales representatives affords us the best overall chance to gain and hold customers and allows us to control and maximize the product value chain benefits for us and the end-user.

We sell our products through retailers, auto parts suppliers, internet sales at its our web sites: www.xentx.com, www.synergynracing.com and direct sales through sales representatives to commercial customers. We sell our retail and commercial product through our sales force of three and through independent sales representatives. Each sales representative tends to service one to a few retail outlets with which they have long term, strong relationships. Our compensation arrangement with these representatives is commission only.

Our products are currently sold in approximately 6,000 retail outlets in the United States and Canada. During the year ended March 31, 2007 no retailers accounted for more than 10% of our sales volume.

During the last three years, we have devoted substantial efforts to developing our sales force and retail distribution channels not only as an avenue to our original product, XenTx Extreme Engine Treatment, but for other products some of which are just now beginning to enter the marketplace.

We participate with retailers in advertising campaigns, marketing promotions and other direct and indirect marketing techniques to promote and sell the products. We expense the cost of these advertising efforts as incurred.

We also market our products directly to companies. These efforts include the sharing of laboratory and field trial test data, sponsorship of individual customer field trials, technical and non-technical communication through industry trade media with messages emphasizing fuel performance enhancement through technical innovation, fuel efficiency, maintenance cost savings, improved air quality and “no harm” to engine or environment product attributes.

Intellectual Property

The formula and composition of XenTx is proprietary to us and is safeguarded from disclosure through secrecy agreements with various parties. At least one of the components of the formula is covered by a patent that is owned by Dover Chemical Corporation (“Dover”). In addition, we have filed provisional patents on both diesel fuel additives as the first step in patenting both formulas.

We have obtained trademark registration of our marks XenTx and Clean Boost. Generally, these trademarks do not expire if we continue to use the trademarks and file the required periodic forms with the United States Patent and Trademark Office. With the acquisition of Dyson Properties, Inc., we acquired both the trademark for Synergyn and all of the related formulas. None of the Synergyn formulas are patented.

Production and Manufacturing

With the acquisition of Dyson Properties, Inc. (“Synergyn”) we acquired our own manufacturing facilities. With this acquisition, the Company now has the ability to manufacture, package and distribute its products. The plant consists of approximately 54,000 sq. ft. of office, manufacturing and product storage located on approximately 5.03 acres in Durant, Oklahoma. The majority of the manufacturing process is blending various raw materials into a finished product based upon a specific formula and a customer purchase order.

Our XenTx Extreme Engine Treatment product is produced by Dover. We do not have a written agreement with Dover that requires us to place minimum orders or guarantees the delivery of certain quantities of product by Dover to us. If for any reason we lost the relationship with Dover, a disruption of the supply of our products could result until a substitute manufacturer was found. We have entered into a Secrecy Agreement with Dover pursuant to which that entity is required to safeguard the proprietary nature of the XenTx formula.

The Company now manufactures and packages its own products, therefore we assume substantially all of the risks associated with environmental, hazardous materials, and transportation of the products from our plant through delivery to the retailers.

We carry a product liability insurance policy for the losses customers might suffer as a result of proper use of the our products. To date there have been no claims against this policy.

Research and Development

We continuously research new products and possible applications of our existing product and have a R&D consultant who devotes substantially all his time working on our projects.

Testing

We utilize two primary methods of testing: laboratory bench tests and field trials. We utilize both testing methods to further develop the body of test data necessary to support marketing and sales efforts. As we have matured, we have become aware of the importance of developing and managing specific testing protocols for field-based testing and adhering to already developed, industry recognized testing standards when engaged in laboratory bench tests. Numerous variables exist in any testing protocol, and if not carefully managed, one change in one variable could skew the test results. To address this challenge, a standardized testing and trial evaluation protocol has been developed. The use of this protocol allows us to:

☐	understand the size of the opportunity;
☐	help prioritize available resources;
☐	ensure approved testing is structured and conducted in a controlled way; and
☐	ensure we will have full access to all testing results conducted by third parties.

In addition to extensive field-based customer trials completed or under way, we have funded extensive laboratory bench testing at a well-known independent testing laboratory, Southwest Research Institute in San Antonio, Texas. Test results have confirmed the effectiveness of Clean Boost. In particular, Clean Boost achieved an average percent reduction in fuel consumption of approximately 3%. It also showed improved combustion efficiency, reduced ash formation and the virtual elimination of unburned carbon in the exhaust system and bottom ash.

The test was conducted using two identical tractors that hauled 48-foot flat beds with concrete ballast. Fuel consumption for each vehicle was measured during a baseline segment with commercially available #2 diesel fuel. Each of the test trucks vehicles accumulated 1,500 miles for conditioning prior to conducting of the test segment. Next, Clean Boost was added to the diesel fuel of the vehicles. This procedure resulted in measurable percentage differences in fuel consumption for each truck using fuel with the Clean Boost additive versus fuel without the additive as follows:

		% Improvement in Fuel Economy
	Diesel Fuel	Test Truck A	Test Truck B	Average of two trucks
Baseline Segment	Commercially available #2 diesel
Test Segment	Commercially available #2 diesel with Clean Boost	3.63%	2.49%	3.06%

The complete report is available for review at http://www.cleanboost.biz/technical/CB-J1321FinalReport062804.pdf.

A second test was done by Southwest Research Institute regarding our low emission diesel fuel additive, Clean Boost-LE ™, with both Texas and EPA observers. The test required approximately 15 days of running on a certified diesel engine in a calibrated test cell. The results were then documented and presented to the Texas Low Emission Diesel Board which after review, submitted them to the EPA for their analysis. On March 26, 2007, the EPA certified that our product, Clean Boost LE ™, met the stringent emissions reduction requirements and the Company received its certification, #201920002CB-LE.

Competition

Our business is a part of the wider industry that seeks to improve overall energy efficiency with a specific concentration on petroleum based energy sources. The industry is composed of a few relatively large companies and a large number of smaller, niche segment participants.

Industry participants’ products center around improved engine cleanliness and efficiency (for example, detergency characteristics applicable to fuel injector nozzles), improved fuel flow (for example, mitigation of fuel problems caused by low ambient temperature) and fuel system protection (for example, improved lubricity). These are common focus areas for the full range of gasoline and distillate fuels. Additives designed to address specific problem areas in specific fuel applications (for example, Cetane improver in diesel fuel) and static electricity dissipation in turbine engines are also significant.

There are many existing technologies that claim to have solved engine emissions problems from alternative fueled vehicles (electric cars, fuel cell vehicles, etc.) to engine magnets. Despite the vast amount of research that has been performed with the intention of solving emissions problems, we believe no single technology has yet to gain widespread acceptance from both the public (regulatory) and private sectors. The United States government and the governments of other countries have tried using economic incentives and tax breaks to promote the development of a variety of emissions reduction technologies. However, the base cost of many of these promotions, coupled with issues such as lack of appropriate infrastructure (for example, compressed natural gas storage and delivery systems) and technical limitations (for example, keeping alternative fuels emulsified, significant loss of power and fuel economy with current alternative fuels), currently makes market acceptance of many technologies and economic feasibility unlikely over the long term.

Our direct competitors include major oil and chemical companies, many of which have financial, technical and marketing resources significantly greater than ours. It is possible that developments by others will render our products obsolete or noncompetitive, that we will be not able to keep pace with new developments and that our products will not be able to supplant established products.

Some of our main competitors include the following:

Z-Max  :    a division of Speedway Motorsports, Inc. Z-Max is a widely recognized brand product has a retail shelf price of between $29.99 and $39.99. Speedway is a financially strong entity that markets Z-Max in a distinct package. In addition, Z-Max has significant signage at racetracks owned by Speedway.

DuraLube:    although the company s currently in bankruptcy, there has been talk that an investor group may revive the company and its products. DuraLube is a recognized brand that holds shelf placement in major stores, including Wal-Mart.

Slick 50: is currently a Shell Lubricant Company product. The brand is owned by Shell Oil, a well capitalized company that has the ability to underwrite major advertising campaigns. Slick 50 is the leader in our product market that has significant shelf placement with all major retailers except Target.

As energy costs increase, and businesses are looking for ways to make energy products more efficient, competition within this sector itself is growing, so we will encounter competition from existing firms that offer competitive solutions in this area. These competitive companies could develop products that are superior to, or have greater market acceptance, than the products being developed and marketed by our company. We will have to compete against other companies with greater market recognition and greater financial, marketing and other resources.

Government Regulations and Supervision

Government regulations across the globe regarding fuels are continually changing. Most regulation focuses on reducing fuel emissions. However, there is also growing concern about dependence on oil-based fuels. Fuels regulation exists at various levels of development and enforcement around the globe. In general, regulations to reduce harmful emissions and to reduce dependence on oil for fuel needs will only become more stringent. We believe this will be an advantage to us as our products’ benefits reduce fuel consumption and can peacefully co-exist with alternative fuel blends. As fuels regulatory compliance becomes more burdensome to fuel suppliers and users, we anticipate that demand for the benefits our products deliver will increase.

Since we now manufacture, store, and ship all of our products, we are required to be in compliance regarding all applicable environmental rules and regulations that regulate these type of activities. In addition, only our Clean Boost products requires governmental license as this substance is used in interstate trucking. In order for Clean Boost to be used in the United States, registration with the Environmental Protection Agency, or EPA, is required. In Fiscal Year 2007, we received EPA registration for one of our products and a EPA certification for the other product both of which are used in base fuels and fuel blends. We are also subject to similar international laws and regulations in the countries in which we operate, such as Canada and Mexico.

Employees

With the exception of our Chief Executive Officer with whom we have entered into an employment agreement, our staff works for us on a consultant basis. Currently we have 12 such consultants, two of which are executives, three of which work in sales and six of which work in various administrative functions. The majority of our staff are leased through a full service human resource provider under which our employees are covered for various insurance protections, a 401(k) plan and other benefits. In addition, with the acquisition of Dyson Properties, there are 11 employees located in Durant, Oklahoma, which are divided into 2 management personnel, 3 administrators and 6 production personnel. These employees are paid on a weekly basis.

ITEM 2 — DESCRIPTION OF PROPERTY

The Company owns its operating plant and facilities in Durant Oklahoma. This property consist of 5.03 acres of land with three buildings totaling 53,459 square feet of industrial and office space. The property is subject to a first mortgage loan of approximately $826,000. This facility is the Company’s blending, bottling and distribution center for its EMTA, XenTx and Synergyn products. The Company also leases 4,100 square feet of office space in Scottsdale Arizona for its corporate offices at an annual rental of $75,350 increasing annually to $82,337 in 2011.

ITEM 3 — LEGAL PROCEEDINGS

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for shareholders vote during the fourth quarter.

PART II

ITEM 5 — MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE SOF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over the Counter Bulletin Board under the symbol EMHD.OB. Prior to February 9, 2007, our common stock was traded on the Pink Sheets. Subsequent to the reverse acquisition on March 31, 2006 our stock began trading on the Pink Sheets on April 8, 2006.

     The following is the range of high and low bid prices for our common stock for the periods indicated:

	Bid Prices
	High	Low
Quarter ended June 30, 2006	$7.00	$2.55
Quarter ended September 30, 2006	$5.25	$4.40
Quarter ended December 31, 2006	$4.40	$1.01
Quarter ended March 31, 2007	$1.01	$0.08
Quarter ended June 30, 2007	$0.95	$0.14

Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

Stockholders

As of June 18, 2007, the number of stockholders of record was 404, not including beneficial owners whose shares are held by banks, brokers and other nominees.

Dividends

We have not paid any dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future. Our Board of Directors intends to follow a policy of retaining earnings, if any, to finance the growth of the company. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including the company’s earnings, financial condition, capital requirements and other factors.

Securities Authorized for Issuance under Equity Compensation Plans
We have not issued options or warrants to individuals pursuant to individual compensation plans.

Recent Sales of Unregistered Securities.

During the year ended March 31, 2007, in conjunction with a convertible loan agreement the Company issued a total of 12,000,000 warrants to acquire 12,000,000 shares of the Company’s common stock at an exercise price of $2.50 per share. Through March 31, 2007 no warrants have been exercised. Also in conjunction with this transaction the Company issued the broker 700,000 cashless warrants at an exercise price of $2.50 per share. All of the warrants expire in 2013 if not earlier exercised.

In conjunctionwith a $200,000 loan to the Company in March of 2007, the Company granted Michael Brannon, the largest shareholder of the Company, a warrant to purchase 100,000 shares of common stock at an exercise price of $0.75 per share with a term of one year.

The Company issued 1,400,000 shares of restricted stock to Sandra Dyson in conjunction with the acquisition of Dyson Properties, Inc. The shares were issued on March 26, 2007 when the stock price was $0.08 per share. Also in conjunction with this transaction, the Company issued 1,400,000 cashless warrants to her with an exercise price of $0.75 and a term of three years.

On March 26, 2007, the Company awarded employees and consultants a total of 7,325,000 shares of common stock with an aggregate market value on the date of the awards of $586,000.

ITEM 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the fuel additive products market; the potential inability to realize expected benefits from new products and products under development; domestic and international business and economic conditions; changes in the petroleum industry; unexpected difficulties in penetrating the commercial and industrial markets for our products; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufactured raw material and manufacturing capacity; future production variables impacting excess inventory and other risk factors listed in the section of this Annual Report entitled “Risk Factors” and from time to time in our Securities and Exchange Commission filings under “risk factors” and elsewhere.

      Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning our business made elsewhere in this Annual Report, as well as other public reports filed by us with the Securities and Exchange Commission. Readers should not place undue reliance on any forward-looking statement as a prediction of actual results of developments. Except as required by applicable law or regulation, we undertake no obligation to update or revise any forward-looking statement contained in this Annual Report. This section should be read in conjunction with our consolidated financial statements.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations for the years ended March 31, 2007 and 2006 as a percentage of net sales are as follows:

	2007	2006
NET SALES	100.0%	100.0%
COST OF SALES	40.3%	46.1%

GROSS PROFIT	59.7%	53.9%

OPERATING EXPENSES
Selling, general and administrative	278.2%	752.4%
Depreciation and amortization	14.7%	0.9%
Allowance for bad debts	(1.5)%	1.8%
Research and development	28.9%	209.9%

TOTAL OPERATING EXPENSES	320.3%	965.0%

LOSS FROM OPERATIONS	(260.6)%	(911.1)%

Other income (expense)	1.5%	0.2%
Interest expense	(34.6)%	(1.1)%
Cost of curing loan default	(1,324.8)%	0.0%
LOSS BEFORE INCOME TAXES	(1,618.6)%	(912.0)%
Income tax benefit	0.0%	0.0%

NET INCOME (LOSS)	(1,618.6)%	(912.0)%

Year ended March 31, 2007 as compared to year ended March 31, 2006

Net Sales: Net Sales increased from $562,779 in 2006 to $1,053,767 in 2007 or an increase of $490,988. This represents an increase of 87% over the prior year. This increase was due to improved XenTx sales to the commercial/industrial market and the Dyson acquisition effective January 1, 2007. The fourth quarter sales for Dyson were $396,614. Also, the company reduced its emphasis on retail sales and concentrated on the commercial/industrial market, particularly with long haul trucking fleets and large earth moving equipment companies.

Gross Margin: Gross Margin improved from 53.9% to 59.7% or an improvement of 5.8%. This was due to both improved pricing for raw materials as well as lower manufacturing costs.

Selling, General and Administrative Expenses: The Company reduced its SG &A from $4,234,223 to $2,931,090 or an improvement of $1,303,133. This was due to reduction in personnel reduced, sales and promotional expenses, and a shift to outside sales rep companies from in-house full time sales personnel.

Research and Development: The expense for research and development was reduced to $304,793. from $1,181,487. or a reduction of $876,694. This was due to completing various field tests as well as completing other third party testing programs. These products are now being introduced into various markets and are expected to substantially improve sales revenues in future years.

Other Income (Expense): Other Income increased $12,008. from 2006 to 2007. This was primarily due to three months of rental income from Dyson Properties and miscellaneous interest expense. The company sold a forklift truck for $2,850. which represented the gain on the disposal of assets. Interest expenses include the actual interest costs, amortization of loan costs and changes in the value of the cashless warrants.

Cost to cure: The Cost of Curing the Loan Default was incurred by the Company for its failure to file its Registration Statement with the Securities and Exchange Commission within the designated time as required by the lenders. The Company issued 5,000,000 warrants at an exercise price of $2.50 per share. Taking into account the Weighted Average Term Remaining (years), Volatility, Risk-Free Rate and Implied Value, the recorded value of this default is $13,960,334.

IMPACT OF INFLATION

Inflation has not had a material effect on our results of operations.

SEASONALITY

The seasons of the year have no material impact on the Company’s products or services.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

We have experienced net losses and negative cash flows from operations and investing activities for the fiscal years 2007 and 2006. The aggregate losses from operations and net losses for the last two fiscal years aggregated $7,873,630 and $22,188,341, respectively and cash consumed from operating and investing activities in both years aggregated $4,023,922. We have funded our operations to date by borrowings from third parties and investors, a substantial portion of which are convertible into our common stock. In fiscal 2007 we completed a long term convertible debt financing in the gross amount of $3,000,000.

OFF BALANCE SHEET ARRANGEMENTS

Not applicable.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

     Our financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition

     The Company recognizes revenue from product sales when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. Sales allowances are estimated based upon historical experience of sales returns.

Impairment of Long-Lived Assets

     Long-lived assets consist primarily of property and equipment and patents. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of March 31, 2007, we believed there was no impairment of our long-lived assets.

Pervasiveness of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates estimates and judgments, including those related to revenue, bad debts, inventories, fixed assets, intangible assets, stock based compensation, income taxes, and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes reasonable in the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Accounts Receivable and Allowance for Doubtful Accounts

          Revenues are recognized at the time of shipment of products to customers, or at the time of transfer of title. Shipping and handling costs that are included in a sales transition are reported as revenues. In addition, the Company provides an allowance for doubtful accounts when management estimates collection to be to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. The Company considers current economic conditions, industry activity, long term customer relationship and history to determine the appropriate allowance amount.

Research and Development Costs

     We expense research and development costs as incurred. The Company’s future requires that it continue to invest in various research, testing and development programs in order to continually improve its products, develop new products as well as keep pace with the continual changes occurring within our industry. Projects that have not yet reached technological feasibility are expensed.

Inventories

     We write down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required.

Patents and Registrations

     Patents and registrations consist of the costs incurred to purchase patent rights or obtain regulatory approval of our products and are reported net of accumulated amortization. Patents and registrations are amortized using the straight-line method over a period based on their estimated useful lives.

Stock Based Compensation

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” Subsequently, the Securities and Exchange Commission (“SEC”) provided for a phase-in implementation process for SFAS No. 123R, which required adoption of the new accounting standard no later than January 1, 2006. SFAS No. 123R requires accounting for stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in our financial statements. Prior to January 1, 2006, we accounted for employee stock options using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, which generally results in no employee stock option expense. We adopted SFAS No. 123R on January 1, 2006 and do not plan to restate financial statements for prior periods. If we issue stock options we will be using the binomial option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123R. The adoption of SFAS No. 123R has a material impact on our results of operations.

For the year ended March 31, 2007, equity compensation in the form of stock grants of restricted stock totaled $502,000 to employees and $84,000 for consulting services. For the year ended March 31, 2006, equity compensation in the form of stock grants totaled $1,115,400 to employees and $600,000 for consulting services.

Recent Accounting Pronouncements

     In February 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 155, “ Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” This pronouncement will be effective on the fiscal year beginning after September 15, 2006. Currently, the Company does not have any derivative instruments or participate in any hedging activities, and therefore the adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position or results of operations.

     In March 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 156, “ Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140”. This Statement requires recognition of servicing a financial asset by entering into a servicing contract in certain situations. This pronouncement will be effective on the fiscal year beginning after September 15, 2006. Currently, the Company does not have any servicing asset or liability, and therefore the adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position or results of operations.

     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 and provides guidance on recognizing, measuring, presenting and disclosing in the financial statements tax positions that a company has taken or expected to take on a tax return. FIN 48 is effective for the Company as of April 1, 2007. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its financial position and results of operation.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year beginning April 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

     In September 2006, the FASB issued SFAS No. 158, “ Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 did not have any impact on the Company’s financial position and results of operations.

     In February 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “ Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements .” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The implementation of SAB No. 108 did not have any impact on the Company’s financial position and results of operations.

RISKS RELATING TO OUR BUSINESS

     We are subject to a number of risks that could have a significant impact on the Company, its shareholders and lenders. Some of these are detailed below.

We may not have effective internal controls if we fail to remedy any deficiencies we may identify in our system of internal controls.

     In preparation for the annual report of management regarding our evaluation of our internal controls that is required to be included in our annual report for the year ended March 31, 2008 by Section 404 of the Sarbanes-Oxley Act of 2002, we will need to assess the adequacy of our internal control, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect our investor confidence in our internal controls over financial reporting.

Change in Marketing and Sales Approach

 We may experience a reduction in sales and marketing activity due to the Company’s significant change in the performance of these functions. The Company has reduced its in house sales staff and is transitioning to an outside sales representative and an independent distributor strategy. There can be no assurance that this strategy will not damage customer relationships as well as have a negative impact on revenues.

The loss of or a substantial reduction in, or change in the size or timing of, orders from distributors could harm our business .

    The Company’s sales strategy is to establish long term contracts with independent sales representatives and fuel and lubrications distributors. Our goal is to convince the sales rep/distributor to invest a substantial amount of their resources into selling the Company’s products to both current and future customers. Although we believe we have established good relationships with these sales organizations, there can be no assurances that this sales strategy will be successful and that we can maintain a long term relationship with these companies.

We do not have long term commitments from our suppliers and manufacturers.

     We may experience shortages of supplies and inventory because we do not have long-term agreements with our suppliers or manufacturers. The success of our Company is dependent on our ability to provide our customers with our products. Although we manufacture most of our products, we are dependent on our suppliers for component parts which are necessary for our manufacturing operations. In addition, certain of our present and future products and product components are (or will be) manufactured by third party manufacturers. Since we have no long-term contracts or other contractual assurances with these manufacturers for continued supply, pricing or access to component parts, no assurance can be given that such manufacturers will continue to supply us with adequate quantities of products at acceptable levels of quality and price. While we believe that we have good relationships with our suppliers and our manufacturers, if we are unable to extend or secure manufacturing services or to obtain component parts or finished products from one or more manufacturers on a timely basis and on acceptable terms, our results of operations could be adversely affected.

We face intense competition, and many of our competitors have substantially greater resources than we do.

     We operate in a highly competitive environment. In addition, the competition in the market for fuel and engine enhancement additive products may intensify in the future as demands for greater efficiencies in vehicle mileage and pollutant reductions are demanded and legislated. There are numerous well-established companies and smaller entrepreneurial companies based in the United States with significant resources who are developing and marketing products and services that will compete with our products. In addition, many of our current and potential competitors have greater financial, operational and marketing resources. These resources may make it difficult for us to compete with them in the development and marketing of our products, which could harm our business.

Our success will depend on our ability to update our technology to remain competitive.

     The engine and fuel additive industry is subject to technological change. As technological changes occur in the marketplace, we may have to modify our products in order to become or remain competitive. While we are continuing our research and development in new products in efforts to strengthen our competitive advantage, no assurances can be given that we will successfully implement technological improvements to our products on a timely basis, or at all. If we fail to anticipate or respond in a cost-effective and timely manner to government requirements, market trends or customer demands, or if there are any significant delays in product development or introduction, our revenues and profit margins may decline which could adversely affect our cash flows, liquidity and operating results.

We depend on market acceptance and recognition of the products of our customers. If our products do not gain market acceptance, our ability to compete will be adversely affected.

      The fuel additive and engine additive industry is noted for manufacturing products that are ineffective and have no economic value. Although the Company has developed unique products that have been tested by independent testing and research facilities to verify the Company’s claims, there can be no assurance that these tests and related marketing materials will gain acceptance in the marketplace. If we cannot convince new customers to purchase our products, our revenues will be negatively affected.

Failure to meet customers’ expectations or deliver expected performance of our products could result in losses and negative publicity, which will harm our business .

     If our products fail to perform in the manner expected by our customers, then our revenues may be delayed or lost due to adverse customer reaction, negative publicity about us and our products, which could adversely affect our ability to attract or retain customers. Furthermore, disappointed customers may initiate claims for substantial damages against us, regardless of our responsibility for such failure.

We may have difficulty managing our growth.

     We have been experiencing significant growth in the scope of our operations and the number of our employees. This growth has placed significant demands on our management as well as our financial and operational resources. In order to achieve our business objectives, we anticipate that we will need to continue to grow. If this growth occurs, it will continue to place additional significant demands on our management and our financial and operational resources, and will require that we continue to develop and improve our operational, financial and other internal controls. Further, to date our business has been primarily in the United State, Canada and Mexico and were we to launch sales and distribution in other countries outside North America, we would further increase the challenges involved in implementing appropriate operational and financial systems, expanding manufacturing capacity and scaling up production, expanding our sales and marketing infrastructure and capabilities and providing adequate training and supervision to maintain high quality standards. The main challenge associated with our growth has been, and we believe will continue to be, product recognition, and effective marketing and advertising campaigns. Our inability to scale our business appropriately or otherwise adapt to growth would cause our business, financial condition and results of operations to suffer.

If we are unable to protect our intellectual property rights or our intellectual property rights are inadequate, our competitive position could be harmed or we could be required to incur expenses to enforce our rights .

     Our future success will depend, in part, on our ability to obtain and maintain patent protection for our products and technology, to preserve our trade secrets and to operate without infringing the intellectual property of others. In part, we rely on patents to establish and maintain proprietary rights in our technology and products. While we hold licenses to a number of issued patents and have other patent applications pending on our products and technology, we cannot assure you that any additional patents will be issued, that the scope of any patent protection will be effective in helping us address our competition or that any of our patents will be held valid if subsequently challenged. Other companies also may independently develop similar products, duplicate our products or design products that circumvent our patents.

     In addition, if our intellectual property rights are inadequate, we may be exposed to third-party infringement claims against us. Although we have not been a party to any infringement claims and are currently not aware of any anticipated infringement claim, we cannot predict whether third parties will assert claims of infringement against us, or whether any future claims will prevent us from operating our business as planned. If we are forced to defend against third-party infringement claims, whether they are with or without merit or are determined in our favor, we could face expensive and time-consuming litigation. If an infringement claim is determined against us, we may be required to pay monetary damages or ongoing royalties. In addition, if a third party successfully asserts an infringement claim against us and we are unable to develop suitable non-infringing alternatives or license the infringed or similar intellectual property on reasonable terms on a timely basis, then our business could suffer.

If we are unable to meet customer demand or comply with quality regulations, our sales will suffer .

     During the year ended March 31, 2007 we acquired our own manufacturing, production and bottling plant in Durant Oklahoma. We manufacture and blend many of our products at this facility. In order to achieve our business objectives, we will need to significantly expand our capabilities to produce the quantities necessary to meet demand. We may encounter difficulties in scaling-up production of our products, including problems involving production capacity and yields, quality control and assurance, component supply and shortages of qualified personnel. In addition, our manufacturing facilities are subject to periodic inspections by governmental regulatory agencies. Our success will depend in part upon our ability to manufacture our products in compliance with regulatory requirements. Our business will suffer if we do not succeed in manufacturing our products on a timely basis and with acceptable manufacturing costs while at the same time maintaining good quality control and complying with applicable regulatory requirements.

Substantially all of our assets are secured under a credit facility with a group of lenders and in the event of default under the credit facility we may lose all of our assets.

The Company has entered into two separate financing arrangements whereby both lenders have collateralized their loans with substantially all of our assets. In the event of default of either credit facility, the Company could loose all of its assets which would make it difficult to continue operations at our current facilities. The Company would be forced to move its operations and to find additional third party manufacturing, if possible, that would agree to produce our products at our current prices. Our business would suffer and our ability to raise any additional funds would be negatively impacted, both of which would impact our ability to continue in business.

We may not be able to secure additional financing to meet our future capital needs.

     We anticipate needing significant capital to manufacture product, carry adequate inventory levels and continue or further develop our existing products and introduce new products, increase awareness of our brand names and expand our operating and management infrastructure as we grow sales. We may use capital more rapidly than currently anticipated. Additionally, we may incur higher operating expenses and generate lower revenue than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may be unable to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, such as the debt covenants under our secured credit facility, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

If we cannot build and maintain strong brand loyalty our business may suffer.

     We believe that the importance of brand recognition will increase as more companies produce competing products. Development and awareness of our brands will depend largely on our ability to advertise and market successfully. If we are unsuccessful, our brands may not be able to gain widespread acceptance among consumers. Our failure to develop our brands sufficiently would have a material adverse effect on our business, results of operations and financial condition.

Risks Relating To Our Common Stock

There is a limited public trading market for our common stock.

     Our Common Stock presently trades on the Over the Counter Bulletin Board under the symbol “EMHD.OB.” We cannot assure you, however, that such market will continue or that you will be able to liquidate your shares acquired at the price you paid or otherwise. We also cannot assure you that any other market will be established in the future. The price of our common stock may be highly volatile and your liquidity may be adversely affected in the future.

We have a substantial number of shares authorized but not yet issued.

     Our Articles of Incorporation authorize the issuance of up to 250,000,000 shares of common stock and 1,000,000 preferred capital shares. Our Board of Directors has the authority to issue additional shares of common stock and to issue options and warrants to purchase shares of our common stock without stockholder approval. Future issuance of common stock and preferred stock could be at values substantially below current market prices and therefore could represent further substantial dilution to our stockholders. In addition, the Board could issue large blocks of voting stock to fend off unwanted tender offers or hostile takeovers without further shareholder approval.

We have historically not paid dividends and do not intend to pay dividends.

     We have historically not paid dividends to our stockholders and management does not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future. The Company intends to retain future earnings, if any, for use in the operation and expansion of our business.

ITEM 7 — FINANCIAL STATEMENTS

The Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

ITEM 8 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 29, 2007, we dismissed Killman Murrell & Company, P.C. as our independent accountants and appointed Semple, Marchal & Cooper, LLP as our independent accountants for the year ending March 31, 2007. This is a change in accountants recommended by our Executive Management and approved by our Board of Directors.

The change in accountants does not result from any dissatisfaction with the quality of professional services rendered by Killman Murrell & Company, P.C. as our independent accountants.

The former auditors opinions for the three years ended March 31, 2006 contained no adverse, disclaimer or modification as to uncertainty of opinion.

For the three years ended March 31, 2006 there were no disagreements with the former auditors that would have lead them to make reference to the subject matter in their reports.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in internal control over Financial Reporting

     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9 — DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following persons are our executive officers and directors as of the date hereof:

Name	Age	Position
Edmond Lonergan	61	Chairman, President, Secretary
James Marshall	62	Chief Financial Officer, Director
Kenneth Bennett	48	VP Dist. Ops., Director
Edward Miller	64	Director
Pat Choate	66	Director

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Edmond Lonergan has been our Chief Executive Officer and a director since March 2006 and the President and Chief Executive Officer of EMTA Corp. since October 2004. He is also the founder of and, since 1996, has been active at Corporate Architects, Inc., a Scottsdale, Arizona-based consulting firm that provides mergers and acquisitions advice to public and private companies. Corporate Architects has extensive experience in reverse mergers, investment banking, and business and management consulting. Prior thereto he was involved in various capacities at a number of companies in the financial services, electronics and data processing industries. Mr. Lonergan spends approximately 85% of his time working for us.

James Marshall has been our Chief Financial Officer since June 2006. Mr. Marshall has held certain accounting licensure from the states of Arizona, Michigan, California, Illinois and Florida. Mr. Marshall has been a director of REIT Americas, Inc. since August 2005 and Chief Financial Officer since March of 2007. He has and continues to be the chief financial officer for Safepay Solutions, Inc. since March of 2006. Mr. Marshall was chief financial officer for Bronco Energy Fund, Inc. from December 2004 through April 2006, and a director and chairman of the audit committee of Fidelis Energy, Inc. from October 2003 through February 2005. Mr. Marshall was the founder and chief executive officer of Residential Resources Mortgage Investments Corporation, RRR AMEX, a mortgage based REIT with assets in excess of $400 million and a staff of 42. Prior to March 1985, Mr. Marshall was the National Finance Partner for Kenneth Leventhal & Company and was Managing Partner of that firms Phoenix Office for five years. Career experiences include responsibilities for major land acquisitions and dispositions and their structuring. His audit and tax experience included publicly-held companies for which Mr. Marshall was responsible for banks, savings and loan associations, real estate developers, mortgage bankers, insurance companies, builders and contractors. Mr. Marshall has more than 35 years accounting, audit and tax experience on a wide range of public and private companies. Mr. Marshall spends approximately 85% of his time working for us.

Kenneth Bennett is the Vice President of fuel distribution operations and has been a director since 2007. From 1998 through 2006 Mr. Bennett was an Arizona State Senator and President of the Senate during the last four years. He has served on numerous State committees, the Arizona State Board of Education, Governor’s Task Force on Education Reform and the Education Leaders Council in Washington, D.C. Mr. Bennett has been President of Bennett Oil Co. in Prescott Arizona since 1984, a regional fuel distribution company.

Edward A. Miller has been a director since 2006. Since February 1996, Mr .Miller has been president and director of DSI Consulting, a business consulting firm in Florida and New Hampshire. For over forty years, Mr. Miller has served in senior management roles leading and managing a series of for-profit and not-for-profit organizations designed to develop, enhance and further the growth, capabilities and competitiveness of US companies and government agencies involved in the education, healthcare, environmental, energy, national security and manufacturing sectors. Mr. Miller’s education was acquired at the Western New England College where he received his Bachelor of Science degree in Mechanical Engineering. He has also completed all graduate courseware towards MSEE at the University of Massachusetts.

Pat Choate has been a director since May 2006. Pat Choate is a political economist, think tank strategist, policy analyst, and author who studies U.S. competitiveness and public policy. Presently, he directs a Washington-based policy institute, the Manufacturing Policy Project, and teaches Advanced Issues Management at George Washington University's Graduate School of Political Management. Mr. Choate also co-hosts the nationally syndicated weekly radio program "The Week Ahead." Since the beginning in July 2006, Pat has been a nightly newsmaker on a Washington radio show hour where he discusses the issues of the day with guests in the news and the call in audience. Mr. Choate has a varied career in the private and public sectors. His public positions include that of economic advisor to two Governors of the State of Oklahoma, Commissioner of Economic Development for the State of Tennessee, and senior positions in the Federal Government at the US Commerce Department and the Office of Management and Budget. In the 1980’s, Pat Choate was Vice President for Policy for TRW, a diversified multinational corporation. Mr. Choate is the author of six books, dozens of monographs, and hundreds of articles on competitiveness, management, and public policy. Today, he is Director of the Manufacturing Policy Project, a Washington based public policy institute. He received

Board of Directors

Our bylaws state that the Board of Directors shall consist of not less than one person. The specific number of Board members within this range is established by the Board of Directors and is currently set at three. The terms of all directors will expire at the next annual meeting of our company's stockholders, or when their successors are elected and qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the Board of Directors. There are no arrangements or understandings between our company and any other person pursuant to which he was or is to be selected as a director, executive officer or nominee. There are no other persons whose activities are material or are expected to be material to our company's affairs.

The Board of Directors met three times during fiscal 2007 and acted by unanimous written consent two times. During that time, each Board member attended all of the meetings of the Board held during that period.

Board of Directors - Committees

We have an Audit Committee and a Compensation Committee.

Audit Committee. The Audit Committee, currently consisting of Mr. Miller and Mr. Choate, reviews the audit and control functions of EMTA Holdings, Inc., the Company’s accounting principles, policies and practices and financial reporting, the scope of the audit conducted by our company's auditors, the fees and all non-audit services of the independent auditors and the independent auditors' opinion and letter of comment to management and management's response thereto. The Audit Committee was designated on October 1, 2005 and held two meetings during the fiscal year ended March 31, 2006 and two meetings during the year ended March 31, 2007.

Compensation Committee. The Compensation Committee is currently comprised of two non-employee Board members, Pat Choate and Edward Miller. The Compensation Committee reviews and recommends to the Board the salaries, bonuses and prerequisites of our company's executive officers. The Compensation Committee also reviews and recommends to the Board any new compensation or retirement plans and administers such plans. No executive officer of our company serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our company's Board of Directors or Compensation Committee. The Compensation Committee held one meeting during the fiscal year ended March 31, 2007.

Audit Committee Financial Expert

The Company has a standing Audit Committee that includes two members. Mr. Miller has been designated as the "Audit Committee Financial Expert," as defined by Regulation S-K, and is an “independent” director, as defined under the rules of NASDAQ National Stock Market and the SEC rules and regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this filing they were current in their filings.

ITEM 10 — EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company’s Chief Executive Officer and director and each of the Company’s four other most highly compensated executive officers during the last three fiscal years of the Company. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company’s business.

Summary Compensation Table

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Stock Awards ($) (4)			Total ($)
Edmond L. Lonergan, Chief Executive Officer, President and Director, Principle Executive (1)	2007 2006	$ $	104,000 90,000		$160,000 -	$ $	264,000 90,000
James C. Marshall, Chief Financial Officer, Secretary, Treasurer and Director, Principle Accounting Officer (2)	2007 2006		$90,000 -	$ $	56,000 8,000	$ $	146,000 8,000
Kenneth Bennett, VP Distribution Operations and Director (3)	2007		$11,442		$80,000		$91,442

(1)	Includes compensation paid by predecessor company, EMTA Corporation, prior to March 31, 2006 reverse merger.
(2)	Received no compensation prior to 2006 fiscal year
(3)	Received no compensation prior to 2007 fiscal year.
(4)	Based on fair market value of common stock on date of award.

There were no outstanding equity awards at the end of the year.

Compensation of Directors

	DIRECTOR COMPENSATION TABLE
Name	Fees earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Pat Choate	$-	$6,000	$6,00

ITEM 11 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables present information, to the best of the Company’s knowledge, about the beneficial ownership of its common stock on July 20, 2007 relating to the beneficial ownership of the Company’s common stock by those persons known to beneficially own more than 5% of the Company’s capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 40,696,004 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Certain Beneficial Owners

Name and Address of	Amount of		Perc ent
Beneficial Owner	Beneficial Ownership		of Class (1)

Michael Brannon	7,033,486		17.3%
7430 E. Butherus Dr.
Scottsdale, AZ 85260
Pyrrha Lily Lo	2,427,200		6.0%
7430 E. Butherus Dr.
Scottsdale, AZ 85260
Laurel Gooch	2,416,852		6.0%
7430 E. Butherus Dr.
Scottsdale, AZ 85260
Edmond Lonergan	3,404,834		8.4%
Chairman, President
7430 E. Butherus Dr.
Scottsdale, AZ 85260
All officers and directors as	5,609,834	(2)	13.8%
a group (5 persons)

(1)	Rounded to the nearest tenth of a percent.
(2)	Includes shares beneficially owned by Edmond Lonergan included in this table.

Security Ownership of Management

Name and Address of	Amount of	Percent
Beneficial Owner	Beneficial Ownership	of Class (1)

Edmond Lonergan Chairman, President 7430 E. Butherus Dr. Scottsdale, AZ 85260	3,404,834	8.4%
James Marshall Chief Financial Officer 7430 E. Butherus Dr. Scottsdale, AZ 85260	900,000	2.2%
Kenneth Bennett
Vice President and Director
7430 E. Butherus Dr.
Scottsdale, AZ 85260	1,000,000	2.5%
Edward Miller Director 7430 E. Butherus Dr. Scottsdale, AZ 85260	215,000	0.5%
Pat Choate
Director
7430 E. Butherus Dr.
Scottsdale, AZ 85260	90,000	0.2%
Total	5,609,834	13.8%

(1)	Rounded to the nearest tenth of a percent.

ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to its knowledge, any of its directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest except that during 2007, Michael Brannon loaned the Company $200,000 on a short term note which requires repayment plus interest plus warrants to acquire 100,000 shares of common stock at $0.75 per share.

ITEM 13. EXHIBITS

The information required by this Item is set forth in the section of this Annual Report entitled “EXHIBIT INDEX” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company engaged Killman, Murrell & Company, Odessa, Texas (“KM&C”) as the company’s independent accountants to audit the Company’s financial statements for the fiscal year ending March 31, 2006. On May 29, 2007, the board of Directors authorized engaging Semple, Marchal & Cooper, LLP (“SMC”) as the Company’s new independent accountants to audit the Company’s financial statements for the fiscal year ending March 31, 2007.

Audit Fees. The aggregate fees paid for the annual audit of financial statements included in our Registration Sattements including the year ended March 31, 2006 amounted to approximately $90,000 and the review of our quarterly reports for the year, ended March 31, 2007 and acquisition audit amounted to approximately $56,800 paid to KM&C.

Audit Related Fees. For the year ended March 31, 2006, we paid $-0- and $9,625 to KM&C for other audit related fees including the audit of a company acquisition during the year ended March 31, 2007.

TaxFees. For the years ended March 31, 2007 and March 31, 2006, we paid no fees to KM&C for tax fees.

All Other Fees. For the year ended March 31, 2007 and March 31, 2006, we paid no fees to KM&C for any non-audit services.

The above-mentioned fees are set forth as follows in tabular form:

	2007	2006
Audit Fees	$47,175	$90,000
Audit Related Fees	9,625	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

 The Company’s independent Directors of the Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date. There have been no non-audit services provided by our independent accountant for the year ended March 31, 2007.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMTA Holdings, Inc.

Dated: August 14, 2007	By:	/s/ Edmond L. Lonergan
By: Edmond L. Lonergan
Its: Chief Executive Officer (Principal Executive Officer) and Director

Dated: August 14, 2007	By:	/s/ James C. Marshall
By: James C. Marshall
Its: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 14, 2007	/s/ Edmond L. Lonergan
Edmond L. Lonergan — Chief Executive Officer and Director

Dated: August 14, 2007	/s/ James C. Marshall
James C. Marshall — Chief Financial Officer and Director

Dated: August 14, 2007	/s/ Kenneth Bennett
Kenneth Bennett -VP Distribution Operations and Director

Dated: August 14, 2007	/s/ Ed Miller
Ed Miller — Director

Dated: August 14, 2007	/s/ Pat Choate
Pat Choate — Director

EXHIBIT INDEX

Number	Exhibit
2.1	Purchase and Sale Agreement dated as of January 5, 2007 between Dyson Properties, Inc. and ATME Acquisitions, Inc., and wholly owned subsidiary of EMTA Holdings, Inc. (2)
3.1	Certificate of Incorporation (1)
3.2	By-Laws (1)
4.1	Form of Callable Secured Convertible Note (1)
4.2	Form of Stock Purchase Warrant (1)
4.3	Amendment to Warrant (1)
10.1	Agreement, dated October 1, 2004, between EMTA Corp. and Corporate Architects, Inc. (1)
10.2	Agreement, dated June 15, 2006, between the Company and James Marshall (1)
10.3	Securities Purchase Agreement, dated April 28, 2006, by and among the Company,AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (1)
10.4	Registration Rights Agreement, dated April 28, 2006, by and among the Company,AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (1)
10.5	Security Agreement, dated as of April 28, 2006, by and among the Company,AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (1)
10.6
Intellectual Property Security Agreement, dated April 28, 2006, by and among the Company, AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (1)

10.7
Amendment No. 1 dated August 9, 2006, to Registration Rights Agreement, dated April 28, 2006, by and among the Company, AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (1)

10.8	Securities Purchase Agreement (5)
10.9	Registration Rights Agreement (5)
10.10	Term Note Security Agreement (5)
10.11	Stock Pledge Agreement (5)
10.12	Secured Term Note (5)
10.13	Form of Term Note Security Agreement (5)
10.14	Form of Production Holdings Warrant (5)
10.15	Form of Exchange Warrant (5)
10.16	Form of Put Option (5)
16.1	Letter, dated June 8, 2007, from Killman Murrell & Company, P.C. to the Securities and Exchange Commission. (4)
21.1	List of Subsidiaries
31.1	Officer’s Certificate Pursuant to Section 302
31.2	Officer’s Certificate Pursuant to Section 302
32.1	Certification Pursuant to Section 906
32.2	Certification Pursuant to Section 906

(1)	Filed with registrations statement filed August 14, 2006
(2)	Filed with Form 8-K filed January 10, 2007
(3)	Filed with Form 8-K filed April 9, 2007
(4)	Filed with Form 8-K filed June 8, 2007
(5)	Filed with Form 8-K filed July 12, 2007

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
EMTA Holdings, Inc.

We have audited the accompanying consolidated balance sheet of EMTA Holdings, Inc. as of March 31, 2007 and the related consolidated statements of operations, changes in stockholders’ (deficit)/equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMTA Holdings, Inc. at March 31, 2007, and the results of its operations, changes in stockholders’ (deficit)/equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses and negative working capital raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple, Marchal & Cooper, LLP

Phoenix, Arizona
July 12, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
EMTA Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of EMTA Holdings, Inc. and subsidiaries (the Company) as of March 31, 2006, and the related consolidated statements of operations, stockholders’ (deficit)/equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMTA Holdings, Inc. and subsidiaries as of March 31, 2006 , and the results of their operations and their cash flows for the year then ended, in conformity with United States generally accepted accounting principles.

/s/ Killman Murrell & Company, P.C.
Houston, Texas July 24, 2006

EMTA Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	March 31,
ASSETS	2007	2006
Current Assets:
Cash	$101,116	$9,816
Accounts receivable, net	67,571	101,616
Inventory	586,453	453,576
Prepaid expenses	28,304	38,035
Total Current Assets	783,444	603,043
Property, plant and equipment, net of accumulated depreciation	2,035,908	12,680
Other Assets:
Other assets	12,156	17,375
Intangible assets	760,333	887,055
Total Other Assets	772,489	904,430
Total Assets	$3,591,841	$1,520,153

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
Current Liabilities:
Accounts payable	$640,852	$1,006,437
Accrued liabilities	1,396,063	409,655
Cashless warrant liability	58,283	-
Notes and contracts payable	1,989,693	-
Conversion share derivative liability	2,305,999	-
Total Current Liabilities	6,390,890	1,416,092
Accrued liabilities - long term	-	878,151
Total Liabilities	6,390,890	2,294,243
Stockholders' (Deficit)/Equity
Preferred Stock, $0.001 par value, 1,000,000 Authorized; no shares issued and outstanding
Common Stock, $0.001 par value, 250,000,000
authorized, issued and outstanding 40,396,004
and 31,217,004 at March 31, 2006 and
2007, respectively	40,396	31,217
Additional paid-in capital	21,764,483	6,742,578
Retained deficit during development stage	(24,603,928)	(7,547,885)
Total Stockholders' (Deficit)/Equity	(2,799,049)	(774,090)
Total Liabilities and Stockholders' (Deficit)/Equity	$3,591,841	$1,520,153

See accompanying notes to these consolidated financial statements

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the year ended
	March 31,
	2007	2006
Revenue:
Sales, net of returns and allowances	$1,053,767	$562,779
Cost of sales	424,929	259,433
Gross Profit	628,838	303,346
Operating Expenses:
Selling, general and administrative	2,931,090	4,234,223
Depreciation and amortization	154,666	5,031
Allowance for bad debts	(15,476)	10,000
Research and development	304,793	1,181,487
Total Operating Expenses	3,375,073	5,430,741
Loss From Operations	(2,746,235)	(5,127,395)
Other Income and (Expense):
Other income	12,608	600
Gain/(Loss) on disposal of assets	2,850	620
Interest expense	(364,932)	(6,123)
Cost of curing loan default	(13,960,334)	-
Loss before provision for income taxes	(17,056,043)	(5,132,298)
Provision for/(Benefit of) income taxes	-	-
Net Loss	$(17,056,043)	$(5,132,298)

Earning per share:
Basic and diluted earnings per share	$(0.54)	$(0.18)
Weighted average shares outstanding	31,410,799	27,791,574

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders (Deficit)/Equity

			Additional	Retained
	Shares	Common Stock	Paid-in Capital	Deficit	Total

Balance March 31, 2005	26,490,217	$2,649	$2,815,359	$(2,415,587)	$402,421
Stock grants	1,430,000	143	1,115,257		1,115,400
Common stock sales	1,266,000	127	1,018,373		1,018,500
Conversion of note	533,300	53	324,347		324,400
Stock issued for services	600,000	60	599,940		600,000
Shares issued for purchase of White Sands, L.L.C.	897,487	90	897,397		897,487
Change in par value		28,095	(28,095)
Net loss for the year ended March 31, 2006				(5,132,298)	(5,132,298)

Balance March 31, 2006	31,217,004	31,217	6,742,578	(7,547,885)	(774,090)

Fractional shares issued on reverse acquisition	4,000	4	(4)
Fair value of loan cure at date of cure			13,960,334		13,960,334
Shares issued for acquisition of Dyson Properties, Inc.	1,400,000	1,400	110,600		112,000
Shares issued for services of employees and others	7,325,000	7,325	578,675		586,000
Shares issued on conversion of debt	450,000	450	372,300		372,750
Net loss for the year ended March 31, 2007				(17,056,043)	(17,056,043)
Balance March 31, 2007	40,396,004	$40,396	$21,764,483	$(24,603,928)	$(2,799,049)

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the year ended
	March 31,
	2007	2006

Cash Flows from Operating Activities:

Net Loss	$(17,056,043)	$(5,132,298)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	154,666	5,031
Loss (gain) on sale of assets	(2,850)	(620)
Bad debt provision	(15,476)	10,000
Cost of curing loan default	13,960,334	-
Amortization of debt discount	224,532	-
Imputed interest	-	4,449
Shares issued for services	84,000	600,000
Stock grants to employees	502,000	1,115,400
Changes in assets and liabilities, excluding
effects of acquisitions:
Receivables	58,309	140,891
Inventories	(132,878)	(232,645)
Prepaids	9,731	18,606
Other assets	5,219	(2,381)
Accounts payable	(365,585)	628,426
Accrued liabilities	108,257	1,287,003
Cash used by operating activities	(2,465,784)	(1,558,138)
Investing Activities:
Capital expenditures	(1,838,608)	(14,302)
Acquisitions of businesses, net cash acquired	100,000	7,551
Proceeds from sales of business property	-	5,844
Cash used by investing activities	(1,738,608)	(907)
Financing Activities:
Net borrowings of short term debt	4,295,692	319,952
Net proceeds from issuance of common shares	-	1,018,500
Net cash provided by financing activities	4,295,692	1,338,452
Net increase (decrease) in cash	91,300	(220,593)
Cash at beginning of period	9,816	230,409
Cash at end of period	$101,116	$9,816

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$70,302	$1,675
Income taxes	$-	$-

Non Cash Activities:
Notes payable converted to common stock	$(372,750)	$(319,952)
Common stock issued for notes payable and accrued interest	450	53
Additional paid-in capital from conversion of note payable	372,300	319,899
Addition to common stock from change in par value	-	28,095
Reduction in additional paid-in capital from change in par value.	-	(28,095)

	$-	$-

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2007 and 2006

Note 1 - The Company

The Company - EMTA Holdings, Inc. (which is referred to herein together with its subsidiaries as “Holdings”, ‘the Company”, "we", "us" or "our"), formerly Omni Alliance Group, Inc., was organized and incorporated in the state of Nevada. On March 31, 2006, we changed our name from Omni Alliance Group, Inc. to EMTA Holdings, Inc., and our common stock now trades on the OTC- Bulletin Board market under the trading symbol "EMHD.OB".

Nature of the Business - We are a specialty energy conservation chemical company that produces and supplies technologies to the global transportation, industrial and consumer markets. These technologies include gasoline, oil and diesel additives for engines and other transportation-related fluids and industrial lubricants.

Acquisitions, Mergers and Reverse Acquisitions - On October 1, 2004, Wiltex A Corporation (“Wiltex”) acquired assets of Alaco Corporation (“Alaco”), a privately held corporation, in exchange for 17,040,000 shares of stock of Wiltex and the assumption of certain liabilities. Prior to the exchange, Alaco was taxed as a subchapter-S corporation with tax liability and tax benefits accruing to the shareholders. The shareholders of Alaco received approximately 94% of Wiltex. Therefore the transaction was accounted for as a reverse acquisition whereby Alaco was considered the acquirer. Upon completion of the acquisition, Wiltex changed its name to EMTA Corporation (“EMTA”). The accounting acquirer acquired EMTA with a view to take the Company public, bring in key management after the death of the principal owner, and expand the capabilities of the Company and its products.

Liabilities assumed	$12,242
Net (liabilities) assumed	$(12,242)

On March 31, 2006, Omni Alliance Group, Inc. (“Omni”) declared a reverse stock split of one share for every 233 shares outstanding effective March 30, 2006 and then acquired EMTA Corporation for stock in which the shareholders of EMTA received 99.2% of the aggregate issued and outstanding shares of the surviving corporation resulting in the transaction being accounted for as a reverse acquisition. Omni also changed its name to EMTA Holdings, Inc. on that date. The accounting acquirer acquired Omni in exchange for 237,317 shares of common stock and the assumption of liabilities in order to gain access to the capital markets through the trading of Omni on the NASDAQ-other (pink sheet) markets as a prerequisite to funding under proposed financing transaction. Omni was not an acquisition of a business under the definitions of U.S. GAAP, since Omni was not an operating company and had no stand alone business activities nor the operating structure to support business. No tangible assets were acquired in the transaction.

Liabilities assumed, net of stock conversions	$102,893
Net (liabilities) assumed	$(102,893)

Also on March 31, 2006, Holdings purchased for stock all of the assets of White Sands, L.L.C. (“White Sands”) for 897,487 shares of Holdings common stock. The assets and liabilities of White Sands are included in the consolidated balance sheet at March 31, 2006. Holdings purchased White Sands to expand its specialty energy conservation chemical products lines and to take advantage of the synergies of products in marketing and distribution. The Company acquired cash, accounts receivable and an intangible asset subject to amortization. White Sands was not an acquisition of a business under the definitions of U.S. GAAP, since White Sands did not possess senior management or research personnel to support ongoing operations and other structures necessary to support a stand alone business. The purchase price was allocated to the fair market value of assets acquired and liabilities assumed as follows:

Cash	$7,551
Inventory	3,848
Intangible asset subject to amortization	887,055
Total assets acquired	898,454
Total liabilities assumed	(967)
Net assets acquired	$897,487

Effective January 1, 2007 the Company has acquired Dyson Properties, Inc. Dyson manufactures and sells automotive racing and performance oils and lubricants under the name Synergyn Racing and also produces products under contract to third parties. The Synergyn line established in 1987 compliments the XenTx line and gives EMTA manufacturing and distribution capabilities from the Synergyn plant in Durant, OK.

This acquisition gives the Company the ability to manufacture, bottle and distribute its products through the Dyson location in Durant OK. We expect to expand distribution of both product lines through the cross marketing of each other’s products.

The aggregate purchase price is $2,100,000, to be paid in cash and stock. The initial payment of $100,000 was made on January 9, 2007. An additional $150,000 was paid on the Closing Date, July 5, 2007. The balance of $374,000 will be paid six months after the Closing Date. In addition, on March 26, 2007 the Company issued 1,400,000 shares of common stock to the seller and the right to 1,400,000 warrants to acquire a like number of shares on a cashless basis at an exercise price of $0.75 per share for a period of three years from the Closing Date. In addition, the Seller will be entitled to a royalty for all sales of the Synergyn products for five years at a rate of $0.20 per gallon or $0.20 per pound as the case may be, paid quarterly on the first $600,000 of royalties earned during the royalty term and $0.10 per gallon or per pound thereafter for the remainder of the royalty term.

The purchase price was allocated to the fair market value of assets acquired and liabilities assumed as follows:

Cash and receivables	$22,122
Inventory	129,855
Property and equipment	2,012,911
Total assets acquired	2,164,888
Total liabilities assumed	1,371,112
Net assets acquired	$793,776

Continuance of Operations

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to develop products and operate its sales force and to acquire additional businesses.   The Company has negative working capital, has incurred operating losses and requires additional capital to fund development activities, meet its obligations and maintain its operations. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company completed a funding in July 2007 in the amount of $1,308,950 to assist in operations and the Company is in negotiations to obtain additional necessary capital to complete its regulatory approvals, expand production and sales and generally meet its business objectives. The company forecasts that the equity obtained and additional borrowing capacity will provide sufficient funds to complete its primary development activities and achieve profitable operations.  Accordingly, these financial statements do not include any adjustments that might result from this uncertainty.

Note 2 - Significant Accounting Policies

Consolidation - The consolidated financial statements include the accounts of EMTA Holdings, Inc. and its consolidated subsidiaries and wholly-owned limited liability company. The financial statements for the year ended March 31, 2007 include the operations of Dyson Properties, Inc. since December 31, 2006. All significant intercompany transactions and profits have been eliminated.

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

Allowance for Doubtful Accounts -   The Company provides an allowance for doubtful accounts when management estimates collectibility to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $34,149 and $49,625 at March 31, 2007 and 2006, respectively.

Inventories - Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out (FIFO) method. Obsolete or abandoned inventories are charged to operations in the period that it is determined that the items are not longer viable sales products.

Property, Plant, and Equipment - Plant and equipment are carried at cost. Repair and maintenance costs are charged against operations while renewals and betterments are capitalized as additions to the related assets. The Company depreciates its plant and equipment and computers on a straight line basis. Estimated useful life of the plant is 39.5 years and the equipment ranges from 3 to 10 years.

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

Components of Cost of Sales - Cost of sales is comprised of raw material costs including freight and duty, inbound handling costs associated with the receipt of raw materials, contract manufacturing costs, third party bottling and packaging, maintenance and storage costs, plant and engineering overhead allocation, terminals and other warehousing costs, and handling costs.

Selling Expenses - Included in selling and general administrative expenses are the commission expenses for both employees and outside sales representatives ranging from 1.5% to 11.5% per dollar of sales. The Company expends significant amounts to advertise and distinguish its products from those of its competitors through the use of in-store advertising, printed media, internet and broadcast media.

Research, Testing and Development - Research, testing and development costs are expensed as incurred. Research and development expenses, including testing, were $304,793 and $1,181,487 for the years ended March 31, 2007 and 2006, respectively. Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition. A substantial portion of the 2006 research and development costs were related to testing of one of the Company’s products for use in commercial heavy equipment applications.

Income Taxes - We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of March 31, 2007 and 2006.

Concentrations of Credit Risks—Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. With respect to accounts receivable, such receivables are primarily from retailers located in the United States. The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer's financial condition.

Segment Information

We operate in one industry segment, the development, manufacture and sale of private and commercial vehicle energy efficient enhancement products. These products are designed to extend engine life, promote fuel efficiency and reduce emissions. At March 31, 2007 these products are being marketed by the Company and sales were predominantly in the United States of America, Canada and Mexico.

New Accounting Standards—Several accounting pronouncements by the Financial Standards Accounting Board ("FASB") became effective in fiscal year 2007 or are expected to become effective in fiscal year 2008.

In February 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 155, “ Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” This pronouncement will be effective on the fiscal year beginning after September 15, 2006. Currently, the Company does not have any derivative instruments or participate in any hedging activities, and therefore the adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 156, “ Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140”. This Statement requires recognition of servicing a financial asset by entering into a servicing contract in certain situations. This pronouncement will be effective on the fiscal year beginning after September 15, 2006. Currently, the Company does not have any servicing asset or liability, and therefore the adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 and provides guidance on recognizing, measuring, presenting and disclosing in the financial statements tax positions that a company has taken or expected to take on a tax return. FIN 48 is effective for the Company as of April 1, 2007. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its financial position and results of operation.

In September 2006, the FASB issued SFAS No. 157, “ Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year beginning April 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “ Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 did not have any impact on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “ Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements .” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The implementation of SAB No. 108 did not have any impact on the Company’s financial position and results of operations.

Litigation - The Company is and may become a party in routine legal actions or proceedings in the ordinary course of its business. The Company is a defendant in one case for the payment of advertising costs in which the Company does not believe that the services were adequately performed. Management does not believe that the outcome of this routine matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

Environmental—The Company's operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company must devote substantial financial resources to ensure compliance, and it believes that it is in substantial compliance with all the applicable laws and regulations.

Note 3 - Inventories

Inventory consists of finished goods, work in process and raw material as follows:

	March 31, 2007	March 31, 2006
Finished goods	$471,173	$336,479
Consigned Inventory	-	69,114
Raw material	115,280	47,983
	$586,453	$453,576

Note 4 - Property, Plant and Equipment

At March 31, 2007 and 2006 equipment and computers consisted of the following:

	March 31, 2007	March 31, 2006
Property and plant	$1,467,729	$-
Equipment and computers	600,845	21,492
Less accumulated depreciation	(32,666)	(8,812)
Net equipment and Computers	$2,035,908	$12,680

During the years ended March 31, 2007 and 2006 depreciation expense was $27,943 and $5,031, respectively.

Note 5 - Intangible Assets

Intangible assets consist of technology of production and license rights under the Environmental Protection Agency to market one of the products acquired in the acquisition of White Sands, L.L.C. on March 31, 2006. The Company intends to market the related products as soon as production and marketing strategies can be completed. The Company will amortize this investment over its estimated useful life of seven years on a straight line basis. For the year ended March 31, 2007 amortization was $126,723.

Note 6 - Accrued Liabilities

Accrued liabilities consist of the following as of March 31, 2007 and 2006:

	March 31, 2007		March 31, 2006
	Current Portion	Long-term Portion	Current Portion	Long-term Portion
Accrued marketing and advertising	$300,000	$-	$300,000	$-
Accrued reimbursement to product testing partner	978,151	-	100,000	878,151
Accrued interest	98,788	-	-	-
Other	19,124	-	9,655	-
	$1,396,063	$-	$409,655	$878,151

As part of our testing of products and new applications the Company agreed to reimburse one of our testing partners for the costs incurred in such testing.

Note 7 - Notes and Contracts Payable

Bank Loans, payable in installments	$241,381
Mortgage Loan Payable, monthly payments of principal and interest at 3 month LIBOR plus 4.7%. (1)	826,645
Payments due seller of Dyson (2)	559,000
Notes payable	106,096
Loans from individuals, due within one year	256,571
$1,989,693

(1)
In conjunction with the acquisition of Dyson, the mortgage became payable as a result of the change of control of that company. The Company has entered into a forbearance agreement with the lender to repay the loan by the end of September 2007.

(2)	On July 5, 2007 the Company paid $180,000 of this amount, the balance is due January 5, 2008.

Note 8 - Income Taxes

Through March 31, 2007, we recorded a valuation allowance of $3,741,878 against deferred income tax assets primarily associated with tax loss carry forwards. Our significant operating losses experienced in prior years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.

We have net operating loss carry forwards of approximately $9,725,217. Our net operating loss carry forwards will expire in 2025, 2026 and 2007.

Significant components of our deferred tax assets and liabilities at the balance sheet dates were as follows:

	March 31,
	2007	2006
Deferred Tax Assets and Liabilities
Deferred tax assets:
Net operating loss carryforwards	$3,725,691	$2,547,305
Allowance for doubtful accounts	16,187	22,161
Total	3,741,878	2,569,466
Less: Valuation allowance	(3,741,878)	(2,569,466
Total deferred tax assets	-	-
Total deferred tax liabilities	-	-
Net deferred tax liabilities	$-	$-

A reconciliation of the federal statutory rate to the effective tax rate is as follows:

	Fiscal Years Ended March 31,
	2007	2006
Reconciliation
Income tax credit at statutory rate	$(1,043,248)	$(1,744,981)
Effect of state income taxes	(129,164)	(236,029)
Valuation allowance	1,172,412	1,981,010
Income taxes (credit)	$-	$-

Future realization of the net operating losses is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 34% Federal income tax rate. The net operating losses expire as follows:

Amount
Expiration
2025	$1,524,541
2026	5,132,298
2027	3,068,378
Total net operating loss available	$9,725,217

Note 9 - Convertible Debt and Conversion Share Derivative Liability

The Company entered into a Convertible Loan Agreement which also entitled the lenders to warrants and convert the loans at their option to common stock of the Company. The face value of the Convertible Notes, 6%, interest quarterly, mature as follows:

Maturity	Amount	Exercised	Balance

April 28, 2009	$730,462	$372,750	$357,712
August 17, 2009	611,230	-	611,230
October 28, 2009	295,731	-	295,731
November 10, 2009	1,041,326	-	1,041,326
Total	$2,678,749	$372,750	$2,305,999

 The lenders were issued warrants to purchase 7,000,000 shares of common stock at an exercise price of $2.50 per share. The Company also issued warrants to a broker in the transaction for the exercise of 700,000 shares of common stock at an exercise price of $2.50. These warrants expire if not exercised at various dates in 2013 through November 10, 2013. All of the 7,700,000 warrants have been issued entitling the lender to one share for each warrant at an exercise price of $2.50 per share.

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

Note 10 - Commitments and contingencies

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.

Lease Commitments

Subsequent to March 31, 2007, the Company entered into a lease agreement for office space in Scottsdale, Arizona. The remaining lease commitment is for 4 years with annual payments as follows:

2008	$75,350
2009	77,611
2010	79,939
2011	82,337
$315,237

Note 11 - Accounting for derivative financial instruments

In April 29, 2006, the Company entered into an agreement whereby it would issued 6% secured convertible notes in the aggregate principal amount of $3,000,000 which are convertible into common shares of the Company at the lender’s option based on a rate of 50% of the then current market price at the time of the conversion election. The Company has the right at any time that the stock is trading below $5.00 per share to call the notes at a prepayment premium of 130% of the outstanding balance. The Company has reserved a sufficient number of its common shares to meet these obligations.

The consolidated financial statements for the year ended March 31, 2007 has recognize all features of the derivative financial instruments including the host instruments, the embedded conversion features and the free-standing warrants in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).

Host instrument:

The proceeds from each financing arrangement were allocated to the various elements of the financing resulting in discounts to the face values of the debt instruments. These discounts were then amortized over the debt terms (in all instances three-years) using the effective interest method.

Free-standing warrants:

Proceeds from the financing were allocated to the fair value of the warrants issued using the binomial model. These instruments will be carried as additional paid in capital, and their carrying values will not be adjusted to fair value at the end of each subsequent reporting period.

Free standing instruments, consisting of warrants, are valued using the binomial model valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments.

Significant assumptions included in this model as of March 31, 2007 are as follows:

	Original	Default
	Warrants	Warrants
Exercise price	$2.50	$2.50
Shares subject to exercise	7,000,000	5,000,000
Weighted Average Term Remaining (years)	6.41	6.25
Volatility	86.4%	94.9%
Risk-free rate	4.58%	5.23%
Implied value	$306,348	$209,950
Recorded value	$-	$13,960,334

 The value of the original warrants was limited by the net loan amounts and debt conversion value after issue costs.

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

Summary:

As a result of the above at March 31, 2007 the balances were as follows:

	Liability	Additional Paid-in Capital	Expense
Original Warrants	$-	$-	$-
Conversion feature	2,305,999	-	265,037
Default warrants	-	13,960,334	13,960,334

Total	$2,305,999	$13,960,334	$14,225,371

Note 12 - Company Stock

Preferred Stock

At March 31, 2007 and 2006, the Company had 1,000,000 shares of $0.001 par value authorized and no outstanding or issued shares.

Common Stock

At March 31, 2007 and 2006, the Company had 250,000,000 shares authorized of $0.001 par value common stock, of which issued and outstanding shares were 40,396,004 and 31,217,004, respectively.

Warrants

On December 19, 2005, the Company issued 75,000 warrants in conjunction with its private placement for common stock. The warrants entitled the investors to purchase 75,000 restricted common shares at $1.25 per share until December 19, 2007. At the time of the issuance of the warrants there was no active trading market in the Company’s stock. No warrants have been exercised.

In conjunction with 4 fundings during the year, the Company issued 7,000,000 warrants at an exercise price of $2.50 per share and 5,000,000 warrants to cure a default caused by late filing of the registration statement with the Securities and Exchange Commission and 700,000 cashless warrants to the broker that brought the loan packages to the Company. All of these warrants expire seven years from issue.

Also, the Company issued 1,400,000 cashless warrants to the seller in conjunction with the acquisition of Dyson Properties, Inc. that expire three years from issue. The Company issued 100,000 warrants exercisable for one year to a major shareholder in conjunction with his loan to the Company of $200,000 during the year.

At March 31, 2007 the status of outstanding warrants is as follows:

Issue Date	Shares Exercisable	Weighted Average Exercise Price	Expiration Date
December 19, 2005	75,000	$1.25	December 19, 2007
April 29, 2006	1,866,667	$2.50	April 28, 2013
June 28, 2006	5,000,000	$2.50	August 10, 2013
August 17, 2006	1,633,333	$2.50	August 17, 2013
October 28, 2006	700,000	$2.50	October 28, 2013
November 10, 2006	2,800,000	$2.50	November 10, 2013
Cashless April 20-November 10, 2006	700,000	$2.50	April 29 - November 10, 2015
Cashless March 26, 2007	1,400,000	$.75	March 26, 2010
March 26, 2007	100,000	$.75	March 26, 2008

Note 13 - Earnings (Loss) Per Share

Basic income (loss) per common share is computed by dividing the results of operations by the weighted average number of shares outstanding during the period. For purposes of the determining the number of shares outstanding the shares received by the acquirer in the reverse acquisition are treated as outstanding for all periods prior to the transaction.

Diluted income (loss) earnings per common share adjusts basic income (loss) per common share for the effects of convertible securities, stock options, warrants and other potentially dilutive financial instruments only in periods in which such effect is dilutive. No instruments were dilutive at March 31, 2007 or 2006.

Note 14 - Quarterly Financial Data (Unaudited)

The following financial data presents the impact of the Company’s restatement of its previously issued consolidated balance sheets, statements of operations, cash flows and additional paid-in capital for each of the quarters ended June 30, 2006, September 30, 2006 and December 31, 2006. The corrections are the result of the Company changing its method of estimating the value of the cost of derivative instruments issued in conjunction with financing transactions from the Black-Scholes Merton model to the more preferable binomial model, the reversal of an adjustment for loan application costs from the reset of the warrant conversion price that was not completed and correction of errors in the method of calculating those estimates.

The Company believes that all adjustments necessary for a fair presentation of the results for periods presented have been made. None of the changes effect any period prior to June 30, 2006.

EMTA Holdings, Inc.
Consolidated Balance Sheet
(unaudited)

	June 30, 2006		September 30, 2006		December 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
ASSETS

Cash	$97,985	$97,985	$5,545	$5,545	$445,652	$445,652
Accounts receivable	235,203	235,203	200,407	200,407	92,893	92,893
Inventory	363,142	363,142	345,803	345,803	348,307	348,307
Prepaid expenses	78,961	78,961	119,633	119,633	155,963	155,963
Equipment and computers, net of accumulated depreciation	27,152	27,152	42,409	42,409	40,601	40,601
Other assets	43,254	43,254	34,055	34,055	8,183	8,183
Intangible assets	855,375	855,375	823,694	823,694	792,013	792,013
Total Assets	$1,701,072	$1,701,072	$1,571,546	$1,571,546	$1,883,612	$1,883,612

LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities:
Accounts payable	$575,443	$575,441	$649,082	$649,082	$216,412	$216,412
Accrued liabilities	454,346	474,430	440,573	461,007	480,532	501,559
Conversion share derivative liability	951,467	247,288	1,604,560	207,322	2,838,817	390,160
Convertible notes	9,649	622,999	140,949	1,231,196	246,908	2,307,730
Accrued liabilities - long term	878,151	878,151	878,151	878,151	878,151	878,151
Total Liabilities	2,869,056	2,798,308	3,713,315	3,426,757	4,660,820	4,294,012

Stockholders' Equity:
Common stock	31,217	31,217	31,217	31,217	31,367	31,367
Additional paid-in capital	31,123,649	20,702,912	31,711,649	20,702,912	47,998,351	21,032,762
Retained deficit during development stage	(32,322,850)	(21,831,365)	(33,884,635)	(22,589,341)	(50,806,926)	(23,474,529)
Total Stockholders' Deficit	(1,167,984)	(1,097,236)	(2,141,769)	(1,855,212)	(2,777,208)	(2,410,399)
Total Liabilities and Stockholders' Equity	$1,701,072	$1,701,072	$1,571,546	$1,571,546	$1,883,612	$1,883,613

EMTA Holdings, Inc.
Consolidated Statement of Operation
(unaudited)

	Three Months Ended		Three Months Ended
	June 30, 2006		September 30, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenue:
Sales, net of returns and allowances	$517,253	$517,253	$105,093	$105,093
Cost of sales	119,619	119,619	69,489	69,489
Gross Profit	397,634	397,634	35,604	35,604

Operating Expenses:
Selling, general and administrative	343,705	343,705	697,130	697,130
Depreciation and amortization	32,915	32,915	33,566	33,566
Research and development	81,774	81,774	64,369	64,369

Total Operating Expenses	458,394	458,394	795,065	795,065

Loss From Operations	(60,760)	(60,760)	(759,461)	(759,461)

Other Income and (Expense):
Other income	2,044	2,044	391	391
Gain/(Loss) on disposal of assets	2,850	2,850	-	-
Interest expense	(18,560)	(19,992)	(149,622)	(38,871)
Change in conversion share liability	(951,467)	(247,288)	(653,093)	39,966
Cost of curing loan default	(23,749,072)	(13,960,334)	-	-

Loss before provision for income taxes	(24,774,965)	(14,283,480)	(1,561,785)	(757,975)
Provision for/(Benefit of) income taxes	-	-	-	-
Net Operating Loss	$(24,774,965)	$(14,283,480)	$(1,561,785)	$(757,975)

Earning per share:
Basic earnings per share	$(0.79)	$(0.46)	$(0.05)	$(0.02)
Weighted average shares outstanding	31,217,004	31,217,004	31,217,004	31,217,004

	Six Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2006		December 31, 2006		December 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenue:
Sales, net of returns and allowances	$622,346	$622,346	$48,232	$48,232	$670,577	$670,577
Cost of sales	189,108	189,108	49,301	49,301	238,409	238,409

Gross Profit	433,238	433,238	(1,069)	(1,069)	432,168	432,168

Operating Expenses:
Selling, general and administrative	1,040,834	1,040,834	509,469	509,469	1,550,303	1,550,303
Depreciation and amortization	66,481	66,481	33,489	33,489	99,970	99,970
Research and development	146,144	146,144	32,046	32,046	178,190	178,190

Total Operating Expenses	1,253,459	1,253,459	575,004	575,004	1,828,463	1,828,463

Loss From Operations	(820,221)	(820,221)	(576,073)	(576,073)	(1,396,295)	(1,396,295)

Other Income and (Expense):
Other income	2,434	2,434	3,374	3,374	5,809	5,809
Gain/(Loss) on disposal of assets	2,850	2,850	-	-	2,850	2,850
Interest expense	(168,181)	(58,864)	(470,981)	(129,650)	(639,163)	(188,514)
Change in conversion share liability	(1,604,560)	(207,322)	(1,490,718)	(182,838)	(3,095,278)	(390,160)
Cost of curing loan default	(23,749,072)	(13,960,334)	-	-	(23,749,072)	(13,960,334)
Loan application cost	-	-	(14,387,891)	-	(14,387,891)	-

Loss before provision for income taxes	(26,336,750)	(15,041,456)	(16,922,289)	(885,188)	(43,259,040)	(15,926,645)
Provision for/(Benefit of) income taxes	-	-	-	-	-	-
Net Operating Loss	$(26,336,750)	$(15,041,456)	$(16,922,289)	$(885,188)	$(43,259,040)	(15,926,645)

Earning per share:
Basic earnings per share	$(0.84)	$(0.48)	$(0.54)	$(0.03)	$(1.38)	$(0.51)
Weighted average shares outstanding	31,217,004	31,217,004	31,301,787	31,301,787	31,245,368	31,245,368

EMTA Holdings, Inc.
Consolidated Statement of
Additional Paid-in Capital
(unaudited)
	For the three months ended		For the six months ended		For the nine months ended
	30-Jun-06		30-Sep-06		31-Dec-06
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Balance March 31, 2006	$6,742,578	$6,742,578	$6,742,578	$6,742,578	$6,742,578	$6,742,578

Adjustment for fair value of warrants	585,333	-	1,132,500	-	2,445,000	-
Adjustment for fair value of warrants for commission	46,666	-	87,500	-	87,500	-
Adjustment for fair value of conversion rights	23,749,072	13,960,334	23,749,071	13,960,334	23,749,071	13,960,334

Loan application costs					14,387,89

Derivative adjustment for conversion					256,461	-

Shares issued on conversion of debt					329,850	329,850

Balance end of period	$31,123,649	$20,702,912	$31,711,649	$20,702,912	$47,998,351	$21,032,762

EMTA Holdings, Inc.
Consolidated Statement of Cash Flows
(unaudited)

	For the three months ended		For the six months ended		For the nine months ended
	June 30, 2006		September 30, 2006		December 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Cash Flows from Operating Activities:
Net Loss	$(24,774,965)	$(14,283,480)	$(26,336,750)	$(15,041,456)	$(43,259,040)	$(15,926,645)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	32,915	32,915	66,481	66,481	99,970	99,970
Loss (gain) on sale of assets	(2,850)	(2,850)	(2,850)	(2,850)	(2,850)	(2,850)
Amortization of debt discount	9,649	10,967	140,949	31,196	576,908	114,716
Change in conversion liability	951,467	247,288	1,604,560	207,322	3,095,278	390,160
Cost of curing loan default	23,749,072	13,960,334	23,749,072	13,960,334	23,749,072	13,960,334
Loan application cost					14,387,891	-
Changes in assets and liabilities:
Receivables	(133,587)	(133,587)	(98,791)	(98,791)	8,723	8,723
Inventories	90,434	90,434	107,773	107,773	105,269	105,269
Prepaids	(40,927)	(40,927)	(81,598)	(81,598)	(117,928)	(117,928)
Other assets	(25,879)	(25,879)	(16,680)	(16,680)	9,192	9,192
Accounts payable	(430,995)	(430,995)	(357,355)	(357,355)	(790,026)	(790,026)
Accrued liabilities	44,692	44,806	30,918	31,352	70,877	82,421

Cash provided (used) by operating activities	(530,974)	(530,974)	(1,194,271)	(1,194,271)	(2,066,664)	(2,066,664)
Investing Activities:
Capital expenditures	(15,707)	(15,707)	(32,850)	(32,850)	(32,850)	(32,850)
Proceeds from sales of business property	2,850	2,850	2,850	2,850	2,850	2,850
Cash used by investing activities	(12,857)	(12,857)	(30,000)	(30,000)	(30,000)	(30,000)
Financing Activities:
Net borrowings of convertible notes	632,000	632,000	1,220,000	1,220,000	2,532,500	2,532,500
Net borrowings on short term debt	-	-	-	-	-	-
Net cash used by financing activities	632,000	632,000	1,220,000	1,220,000	2,532,500	2,532,500
Net increase (decrease) in cash	88,169	88,169	(4,271)	(4,271)	435,836	435,836
Cash at beginning of period	9,816	9,816	9,816	9,816	9,816	9,816
Cash at end of period	$97,985	$97,985	$5,545	$5,545	$445,652	$445,652