Form 10QSB
period 2007-06-30
EMTA Holdings, Inc.
filed 2007-08-21
CIK 1372533

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, August 11, 2007: $0.001 par value common stock - 41,496,004 shares outstanding

INDEX

Page
PART I - Financial Information

Item 1: Financial Statements	1

Three Months Ended June 30, 2007 and 2006

Consolidated Balance Sheets As of June 30, 2007 (Unaudited) and March 31, 2007	1

Consolidated Statements of Operations For The Three Months Ended June 30, 2007 and 2006 (Unaudited)	2

Consolidated Statement of Stockholders’ (Deficit) For The Three Months Ended June 30, 2007 and 2006 (Unaudited)	3

Consolidated Statements of Cash Flows For the Three Months Ended June 30, 2007 and 2006 (Unaudited)	4

Notes to Consolidated Financial Statements June 30, 2007 and 2006	5-11

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3: Controls and Procedures	20

PART II - Other Information	22

Signatures	25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMTA Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	June 30, 2007	March 31, 2007
	(Unaudited)
Current Assets:
Cash	$12,985	$101,116
Accounts receivable	98,883	67,571
Inventory	645,290	586,453
Prepaid expenses	35,404	28,304
Total Current Assets	792,562	783,444
Property, plant and equipment, net of accumulated depreciation	2,011,679	2,035,908
Other Assets:
Other assets	12,156	12,156
Intangible assets	728,724	760,333
Total Other Assets	740,881	772,489
Total Assets	$3,545,122	$3,591,841

LIABILITIES AND STOCKHOLDERS' (DEFICIT)/ EQUITY
Current Liabilities:
Accounts payable	$763,827	$640,852
Accrued liabilities	1,463,272	1,396,063
Cashless warrant liability	203,353	58,283
Notes payable	2,297,630	1,989,693
Conversion share derivative liability	2,282,297	2,305,999
Total Current Liabilities	7,010,379	6,390,890
Total Liabilities	7,010,379	6,390,890
Stockholders' (Deficit)/Equity
Preferred Stock, $0.001 par value, 1,000,000 Authorized;
no shares issued and outstanding	-	-
Common Stock, $0.001 par value, 250,000,000
authorized, issued and outstanding 41,146,004
and 40,396,004 at June 30, and March 31, 2007
respectively	41,146	40,396
Additional paid-in capital	21,830,333	21,764,483
Retained deficit during development stage	(25,336,736)	(24,603,928)
Total Stockholders' (Deficit)/Equity	(3,465,257)	(2,799,049)
Total Liabilities and Stockholders' (Deficit)/Equity	$3,545,122	$3,591,841

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Revenue:
Sales, net of returns and allowances	$666,724	$517,253
Cost of sales	293,176	119,619

Gross Profit	373,547	397634

Operating Expenses:
Selling, general and administrative	728,871	343,705
Depreciation and amortization	58,183	32,915
Research and development	52,481	81,774

Total Operating Expenses	839,534	458,394

Loss From Operations	(465,986)	(60,760)

Other Income and (Expense):
Other income	-	2,044
Gain/(Loss) on disposal of assets	-	2,850
Interest expense	(266,822)	(19,992)
Change in conversion share liability	-	(247,288)
Cost of curing loan default	-	(13,960,334)

Loss before provision for income taxes	(732,808)	(14,283,480)

Provision for/(Benefit of) income taxes	-	-

Net Loss	$(732,808)	$(14,283,480)

Earning per share:
Basic earnings per share	$(0.02)	$(0.46)
Weighted average shares outstanding	40,587,213	31,217,004

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ (Deficit)/Equity
(Unaudited)

			Additional
	Shares	Common Stock	Paid-in Capital	Retained Deficit	Total

Balance March 31, 2006	31,217,004	$31,217	$6,742,578	$(7,547,885)	$(774,090)

Fair value of loan cure at cure date	-	-	13,960,334	-	13,960,334
Net loss for the three months ended June 30, 2006	--	-	-	(14,283,480)	(14,283,480)
Balance June 30, 2006	31,217,004	$31,217	$20,702,912	$(21,831,365)	$(1,097,236)

Balance March 31, 2007	40,396,004	$40,396	$21,764,483	$(24,603,928)	$(2,799,049)

Shares issued on conversion of debt	750,000	750	65,850	-	66,600
Net loss for the three months ended June 30, 2007	-	-	-	(732,808)	(732,808)
Balance June 30, 2007	41,146,004	$41,146	$21,830,333	$(25,336,736)	$(3,465,257)

See accompanying notes to these financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(732,808)	$(14,283,480)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	58,183	32,915
Loss (gain) on sale of assets	-	(2,850)
Cost of curing loan default	-	13,960,334
Amortization of debt discount	42,898	10,967
Change in conversion share liability	145,070	247,288
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(31,312)	(133,587)
Inventories	(58,837)	90,434
Prepaids	(7,100)	(40,927)
Other assets	-	(25,879)
Accounts payable	122,975	(430,995)
Accrued liabilities	67,209	44,806
Cash used by operating activities	(393,722)	(530,974)
Investing Activities:
Capital expenditures	(2,346)	(15,707)
Proceeds from sales of business property	-	2,850
Cash used by investing activities	(2,346)	(12,857)
Financing Activities:
Net borrowings of short term debt	307,937	632,000
Net cash used by financing activities	307,937	632,000
Net increase (decrease) in cash	(88,131)	88,169
Cash at beginning of period	101,116	9,816
Cash at end of period	$12,985	$97,985

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$39,698	$8,911
Income taxes	$-	$-
Non Cash Activities:
Notes payable converted to common stock	$(66,600)	$-
Common stock issued for notes payable and accrued interest	750	-
Additional paid-in capital from conversion of note payable	65,850	-
	$-	$-

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended June 30, 2007 and 2006

Note 1 - The Company

Nature of the Business - We are a specialty energy conservation chemical company that produces and supplies technologies to the global transportation, industrial and consumer markets. These technologies include gasoline, oil and diesel additives for engines and other transportation-related fluids and industrial lubricants.

Presentation of Interim Statements - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-KSB for the years ended March 31, 2007, and 2006. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Goin Concern Uncertainty

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company anticipates that future sales of equity and debt securities to fully implement it’s business objectives and to raise working capital to support and preserve the integrity of the corporate entity will be necessary. There is no assurance that the Company will be able to obtain additional funding through the sales of additional equity or debt securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

 If no additional capital is received to successfully implement the Company’s business plan, the Company will be forced to rely on existing cash in the bank and upon additional funds which may or may not be loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire sufficient capital, the Company’s ongoing operations would be negatively impacted.

 It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement its objectives.

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

Allowance for Doubtful Accounts -   The Company provides an allowance for doubtful accounts when management estimates collectibility to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $34,149 at June 30, 2007 and March 31, 2007.

Inventories - Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out (FIFO) method. Obsolete or abandoned inventories are charged to operations in the period that it is determined that the items are not longer viable sales products.

Property, Plant and Equipment - Property, plant and equipment are carried at cost. Repair and maintenance costs are charged against operations while renewals and betterments are capitalized as additions to the related assets. The Company depreciates it assets on a straight line basis. Estimated useful lives range for the equipment ranges from 3 to 10 years and the buildings are being depreciated over 39 ½ years.

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

Research, Testing and Development - Research, testing and development costs are expensed as incurred. Research and development expenses, including testing, were $52,481 for the three months ended June 30, 2007, and $81,774 for the three months ended June 30, 2006. Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition.

Income Taxes - We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of June 30, 2007 and 2006.

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

In December 2004, the FASB issued Statement No. 123 (revised 2004) ("FAS 123(R)"), "Accounting for Share-Based Payments". FAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company has adopted FAS 123(R) on the fair-value-based method for all stock options, warrants and grants. The Company has no outstanding share-based payments to employees at June 30, 2007 or 2006.

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

 Note 3 - Inventories

Inventory consists of finished goods, work in process and raw material as follows:

	June 30, 2007	March 31, 2007
Finished goods	$415,891	$471,173
Raw material	229,399	115,280
	$645,290	$586,453

Note 4 - Property, Plant and Equipment

At June 30, 2007 and March 31, 2007 equipment and computers consisted of the following:

	June 30, 2007	March 31, 2007
Property and plant	1,467,729	$1,467,729
Equipment and computers	$607,280	600,845
Less accumulated depreciation	(63,330)	(32,666)
Net equipment and Computers	$2,011,679	$2,035,908

During the three months ended June 30, 2007 and 2006 depreciation expense was $26,574 and $1,235, respectively.

Note 5 - Intangible Assets

Intangible assets consist of technology of production and license rights under the Environmental Protection Agency to market one of the products acquired in the acquisition of White Sands, L.L.C. on March 31, 2006. The Company intends to market the related products as soon as production and marketing strategies can be completed. The Company will amortize this investment over its estimated useful life of seven years on a straight line basis. For the three months ended June 30, 2007 amortization was $31,609.

Note 6 - Accrued Liabilities

Accrued liabilities consist of the following as of June 30, 2007 and March 31, 2007:

	June 30, 2007	March 31, 2007
Accrued marketing and advertising	$300,000	300,000
Accrued reimbursement to product testing partner	978,151	978,151
Accrued interest	137,944	98,788
Other	47,177	19,124
	$1,463,272	$1,396,063

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

Note 7 - Convertible Debt

The Company entered into a Convertible Loan Agreement which also entitled the lenders to warrants and convert the loans at their option to common stock of the Company. The face value of the Convertible Notes, 6%, interest quarterly, mature as follows:

Maturity	Amount	Exercised	Balance

April 28, 2009	$800,000	$439,350	$360,650
August 17, 2009	700,000	-	700,000
October 28, 2009	300,000	-	300,000
November 10, 2009	1,200,000	-	1,200,000
Total	$3,000,000	$439,350	$2,560,650

The lenders were issued warrants to purchase 7,000,000 shares of common stock at an exercise price of $2.50 per share. The Company also issued warrants to a broker in the transaction for the exercise of 70,000 shares of common stock at an exercise price of $2.50. These warrants expire if not exercised at various dates in 2013 through November 10, 2013. At June 30, 2007, all of the 7,000,000 warrants have been issued entitling the lender to one share for each warrant at an exercise price of $2.50 per share.

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

The consolidated financial statements for the three ended June 30, 2007 has recognize all features of the derivative financial instruments including the host instruments, the embedded conversion features and the free-standing warrants in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).

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

Free standing instruments, consisting of warrants are valued using the Black-Scholes-Merton model valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of June 30, 2007 are as follows:

Original Warrants
Exercise price	$2.50
Shares subject to exercise	12,000,000
Weighted Average Term Remaining (years)	6.07
Volatility	82.8%
Risk-free rate	4.92%
Implied value	$1,490,946
Recorded value	$0

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

Note 9 - Company Stock

Preferred Stock

At June 30, 2007, the Company had 1,000,000 shares of $0.001 par value authorized and no outstanding or issued shares.

Common Stock

At June 30, 2007, the Company had 250,000,000 shares authorized of $0.001 par value common stock, of which issued and outstanding shares were 41,146,004.

Warrants

On December 19, 2005, the Company issued 75,000 warrants in conjunction with its private placement for common stock. The warrants entitled the investors to purchase 75,000 restricted common shares at $1.25 per share until December 19, 2007. At the time of the issuance of the warrants there was no active trading market in the Company’s stock. No warrants have been exercised.

At June 30, 2007 the status of the outstanding warrants is as follows:

Issue Date	Shares Exercisable	Weighted Average Exercise Price	Expiration Date
December 19, 2005	75,000	$1.25	December 19, 2007
April 29, 2006	1,866,667	$2.50	April 28, 2013
June 28, 2006	5,000,000	$2.50	August 10, 2013
August 17, 2006	1,633,333	$2.50	August 17, 2013
October 28, 2006	700,000	$2.50	October 28, 2013
November 10, 2006	2,800,000	$2.50	November 10, 2013
Cashless April 20-November 10, 2006	700,000	$2.50	April 29 - November10, 2015
Cashless March 26, 2007	1,400,000	$.75	March 26, 2010
March 26, 2007	100,000	$.75	March 26, 2008

Note 10 - Earnings (Loss) Per Share

Basic income (loss) per common share is computed by dividing the results of operations by the weighted average number of shares outstanding during the period. For purposes of the determining the number of shares outstanding the shares received by the acquirer in the reverse acquisition are treated as outstanding for all periods prior to the transaction.

Diluted income (loss) earnings per common share adjusts basic income (loss) per common share for the effects of convertible securities, stock options, warrants and other potentially dilutive financial instruments only in periods in which such effect is dilutive. No instruments were dilutive at June 30, 2007 or 2006.

Note 11 - Subsequent Events

On July 5, 2007, EMTA Holdings, Inc. (the “Company”) completed the acquisition of all of the issued and outstanding shares of Dyson Properties, Inc. (“Dyson”) from Sandra Dyson, that entity’s sole shareholder, under the terms of an agreement dated January 5, 2007, as subsequently amended. The acquisition was made by EMTA Production Holdings, Inc., the Company’s wholly-owned subsidiary created specifically for the purpose of holding the Dyson shares (“EMTA Production”). Dyson’s assets include approximately 5.03 acres of industrial land, 53,459 square feet of industrial and office space and storage and blending and bottling equipment.

Under the terms of the agreement, the Company assumed control of Dyson’s business effective as of January 1, 2007. In March 2007, the Company delivered to the Seller 1,400,000 shares of its common stock and 1,400,000 warrants to acquire a like number of shares at an exercise price of $0.75 per share during the three year period from the Closing Date.

The initial payment of $100,000 was made on January 9, 2007. An additional $150,000 was paid at Closing and the balance of $374,000, represented by a note from the Company is due six months after Closing. In addition, the Seller will be entitled to a royalty agreement for all sales of the Synergyn products for five years at a rate of $0.20 per gallon or $0.20 per pound as the case may be, paid quarterly up to $600,000 during this period and at $0.10 per pound or gallon for the remainder of the term. The Company also entered into an employment agreement with Michael Dyson, spouse of the Seller, to serve as president of the Dyson for five years with a base compensation of $72,000 per year.

 Also on July 5, 2007, the Company and EMTA Production completed a loan transaction with Shelter Island Opportunity Fund, LLC as lender (“Shelter”), providing for a loan to EMTA Production in the amount of $1,308,523, with a two year term to maturity. Interest is paid monthly at the greater of 12.25% per annum or prime plus 4% per annum. Principal payments commence six months after closing at a rate of $50,000 per month with the balance due at maturity.

In conjunction with this loan, the Company granted the lender five-year warrants to purchase up to 8% of the issued and outstanding shares of EMTA Production for nominal consideration (the “Production Warrants”). Shelter has a right to put the Production Warrants to EMTA Production at a fixed price of $1,175,000 for a three year period starting two years following the closing of the financing. The Production Warrants may be exchanged at the option of the holder for five-year warrants to purchase 5.775,000 shares of common stock of the Company at an exercise price of $0.75 per share. The Company granted Shelter registration rights for the shares to be issued upon exercise of the warrants.

The loan is secured by substantially all of the assets of Dyson and assets of the Company. Also in conjunction with this transaction, a representative of Shelter together with two officers of the Company were elected to the board of directors of EMTA Production.

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

Such forward-looking statements encompass our beliefs, expectations, hopes or intentions regarding future events. Words such as “expects,” “believes,” “anticipates,” “should,” and “likely” also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations---Risks Related to Existing and Proposed Operations.” All subsequent written and oral forward-looking statements attributable to EMTA or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report. For a more detailed discussion of these and other factors that could cause actual results to differ from those contained in the forward-looking statements, see the company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission which includes our financial statements for the two years March 31, 2007.

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

With our acquisition of White Sands, L.L.C. on March 31, 2006, we acquired a recently approved diesel fuel additive for the commercial trucking industry. By adding a relatively small amount of Clean Boost to the fuel tank of a large diesel truck, fuel economy is improved and engine wear reduced. This product was reviewed by the Environmental Protection Agency (“EPA”) and we received registration number 201920001 for this product

As an expansion of the White Sands Clean Boost product, we received approval from the Texas Commission on environment Quality and the EPA in March, 2007 of the Clean Boost LE product, a refined diesel fuel additive that reduces diesel fuel emissions and when added to diesel fuel would bring the fuel into compliance with the mandated Texas emission standard. This test was completed in January 2007 and the results are currently being evaluated by the government agencies. This product is applicable to the refining and distribution processes in other states where similar clean air standards are being developed.

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

Effective January 1, 2007 the Company acquired Dyson Properties, Inc., a manufacturer, blender and seller of oil based products in Durant, Oklahoma. This acquisition gives the Company the ability to manufacture and package and distribute its products as well as those of Dyson in lieu of using third party blenders, packagers and distributors.

Business Segments

For financial reporting purposes, our business has only one segment and we develop, manufacture and sell petroleum energy conservative products to owners of private and commercial vehicles. These products are designed to extend engine life, promote fuel efficiency and reduce emissions. At March 31, 2007, we were marketing only one product and sales were predominantly in the United States of America, Canada and Mexico.

The XenTx Engine Treatment is added to the crankcase, adheres to the metal parts and reduces friction, wear and extends oil life. Also since year end we have expanded our penetration of the retail and automotive parts business by adding numerous national, regional and local outlets resulting in the sale of additional products.

Since March 31, 2005 we introduced several new products that we are in the process of bringing to market. All of these products are in the same industry segment. These products include XenTx transmission treatment, XenTx fuel treatment, XenTx lubricating aerosol spray and the diesel fuel additive, Clean Boost with an EPA license number 201920001. In March 2007 we received approval for the Clean Boost LE (low emissions) product for diesel engines that reduces emissions when combined with standard diesel fuel and were issued an EPA Certification #201920002CB-LE.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting January 1, 2006. The company does not believe the adoption of this standard hasd a material impact on its financial position, results of operations or cash flows.

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

We predominately use a discounted cash flow model derived from internal budgets in assessing fair values for impairment testing. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures, and working capital requirements. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flows is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair values. In the event that our management determines that the value of intangible assets have become impaired using this approach, we will record an accounting charge for the amount of the impairment. We have recognized no impairment losses through June 30, 2007.

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

We recorded no stock-based compensation for the three mopnths ended June 30, 2007 or 2006.

Income Taxes

We incurred net operating losses for the years ended March 31, 2007, 2006, 2005, and for the three months ended June 30, 2007 and consequently did not, or will not be required to, pay federal or foreign income taxes, but we did pay nominal state taxes in states where we have operations. We have a federal net operating loss carryover of approximately $10,112,955 as of June 30, 2007, which expires through March 31, 2028. The Company does not believe it is subject to the various Section 382 limitations.

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

Our products are currently sold in approximately 6,000 retail outlets in the United States and Canada. During the three months ended June 30, 2007 no retailers accounted for more than 10% of our sales volume.

Results of Operations

Three Months EndedJune 30, 2007 Compared to the Three Months Ended June 30, 2007

Net Sales. Our net sales for the three months ended June 30, 2007 were $666,724, an increase of $149,471, or 29%, from the three months ended June 30, 2007. The increase from the prior year was as a result of the Company’s marketing strategy changes to seek the retail outlets that would produce the greatest volumes and changes in product branding strategy. In addition, the Company’s new emphasis on the commercial/industrial market, particularly with long haul trucking fleets, is just now beginning to be successful.

Cost of Sales. Our cost of sales for the three months ended June 30, 2007 was $293,176, or 44% of net sales, compared to $119,619, or 23% of net sales, during the three months ended June 30, 2006. The increase in the cost of ssales was primarily due to both increases in raw material and manufacturing costs.

Research and Development Expenses  .    Our research and development costs were $52,481 for the three months ended June 30, 2007, a decrease of $29,293, or 36%, over the three months ended June 30, 2006. Substantially all of the expenditures for the three months ended June 30, 2007 were attributable to the development and testing of the Clean Boost LE product.

Selling, General and Administrative Expenses  . Our selling, general and administrative expenses were $728,871 for the three months ended June 30, 2007, a increase of $385,166, from the June 30, 2006 results. The increase was due primarily to the sales and promotional costs of one major retailer as well as the increased costs to recruit and then train new independent lubricant distributors that will be responsible for virtually all future industrial/commercial sales.

Depreciation and Amortization . Depreciation and amortization increased as a result of starting amortization on the intangible asset at the rate of $31,680 per quarter on a straight line basis. Also depreciation increased by $25,268 over the expense for the three months ended June 30, 2007 as a result of property, buldings and production equipment added in conjunction which the Dyson Properties acquispition.

Interest and Other Expense

The issuance of convertible had the following accounting impact:

Interest Expense, net. During the three months ended June 30, 2007, the interest expense increased from $19,992 a year ago to $266,822 primarily as a result of the interest accrued on the convertible notes of $39,155, the amortization of loan discount of $42,898 related to those notes and adjustment of the cashless warrants in conjunction with financings of $145,070.

Cost of curing loan default. In conjunction with the curing of the default on the convertible notes, the Company granted the lender 5,000,000 warrants at an exercise price of $2.50 per share. As described in the financial statements for the three months ended June 30, 2006 this incurred an expense of $13,960,334 to adjust the grant to the fair value . No comparable amount was recorded during the three months ended June 30, 2007.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of June 30, 2007, we have a retained deficit of $25,336,736. We have not yet achieved cumulative profitability, primarily as a result of the valuation adjustment of the warrants issued in conjunction with the cost of curing the loan default discussed below under recent financing. We expect that our research and development and selling, general and administrative expenses will increase and, as a result, we will need to generate significant product revenues to achieve profitability. The Company has developed new products in the same energy conservation field and acquired both the White Sands, L.L.C. and its Clean Boost products for diesel fuel treatment and has completed testing a refined diesel product to be licensed to diesel oil refiners and distributors. In addition, with the acquisition of Dyson Properties, Inc. the Company now owns both its own manufacturing plant and distribution center. Also, the Company acquired the Synergyn brand of lubricants and now has four different product lines. Currently the Company does not have the financial resources to introduce and support these product lines and will need to attract additional funding. We may never achieve profitability.

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

Cash Flows

As of June 30, 2007, we had $12,985 in cash and cash equivalents, compared to $101,116 at March 31, 2007. The decrease was due primarily to investment in the fixed assets and other capital expenditures to support consolidation of all manufacturing and distribution activities in Durant, OK.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock and notes which were converted to common stock and capital contribution from a majority owner and debt offerings. Through June 30, 2007, we had received net proceeds of $8,236,489 from such sources. We have also used our revenues to date as a source of additional liquidity. As of June 30, 2007, we had cash and cash equivalents of $12,985.

Recent Financing

Short term loans to the Company during the three months ended June 30, 2007 were provided primarily by a significant shareholder and the CEO of the Company.

Subsequent to June 30, 2007 the Company completed the financicng described in footnote 11 to the financial statements included herewith.

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

Item 3.    Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended June 30, 2007. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported, on a timely basis, as of the end of the period covered by this report, and that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There were no material pending legal proceedings at June 30, 2007 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

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

During the first quarter ended June 30, 2007 we incurred a loss of $732,808 and during the fiscal years ended March 31, 2007 and 2006 we incurred net operating losses of approximately $17,056,043 and $5,132,298, respectively. At June 30, 2007 we had an accumulated deficit of approximately $25,336,736. We expect to continue to incur losses for at least the next 6 months. Continuing losses will have an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations.

If we are unable to obtain additional funding, we may have to reduce our business operations.

Although we have received a $1,308,950 financing, we will be required to raise additional financing. We anticipate, based on currently proposed plans and assumptions relating to our ability to market and sell our products that we will require approximately $2,000,000 to satisfy our operations and capital requirements for the next 12 months. Therefore, if we are unable to commence marketing of our products in the near future, we will be required to seek additional financing. We will also require additional financing to expand into other markets and further develop our products. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available when needed, on commercially reasonable terms or at all. The inability to obtain additional capital may reduce our ability to continue to conduct business operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

We are authorized to issue 250,000,000 shares of common stock, of which as of June 30, 2007, 41,146,004 shares are issued and outstanding. We also have outstanding secured convertible notes and warrants to purchase 4,064,286 and 12,000,000 shares of common stock, respectively. Assuming conversion and exercise of these instruments, we will be left with more than 196,000,000 authorized shares that remain unissued. In general, these shares may be issued by our Board of Directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

The lower the stock price, the greater the number of shares issuable under the convertible notes.

On April 28, 2006, we entered into an agreement for the sale of an aggregate of $3,000,000 in secured convertible notes and seven-year warrants to purchase 12,000,000 shares of our common stock at $2.50 per share. The convertible notes bear interest at 6% and are convertible into shares of our common stock at any time, at the investors' option, at 50% of the average of the lowest three intra-day trading prices during the 20 trading days immediately prior to the conversion date. Therefore, the number of shares issuable upon conversion of the convertible notes is determined by the market price of our common stock prevailing at the time of each conversion. The lower the market price, the greater the number of shares issuable under the agreement. Upon issuance of the shares, to the extent that holders of those shares will attempt to sell the shares into the market, these sales may further reduce the market price of our common stock. This in turn will increase the number of shares issuable under the agreement. This may lead to an escalation of lower market prices and ever greater numbers of shares to be issued. A larger number of shares issuable at a discount to a continuously declining stock price will expose our stockholders to greater dilution and a reduction of the value of their investment.

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

Our common stock began trading on the Over-The-Counter Bulletin Board under the symbol EMHD.OB on February 5, 2007. Our common stock is also quoted on the Pink Sheets under the symbol "EMHD.OB" since April 5, 2006. There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

EMTA Holdings, Inc. (Registrant)

Date: August 20, 2007	/s/ Edmond L. Lonergan
Edmond L. Lonergan President and Chief Executive Officer

Date: August 20, 2007	/s/ James C. Marshall
James C. Marshall Chief Financial Officer