Form 10QSB
period 2007-09-30
EMTA Holdings, Inc.
filed 2007-11-19
CIK 1372533

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, November 15, 2007:  $0.001 par value common stock - 42,042,770 shares outstanding

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

EMTA Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	March 31,
ASSETS	2007	2007
	(Unaudited)
Current Assets:
Cash	$54,116	$101,116
Accounts receivable	139,393	67,571
Inventory	578,558	586,453
Prepaid expenses	29,154	28,304
Total Current Assets	801,221	783,444
Property, plant and equipment, net of accumulated depreciation	1,965,179	2,035,908
Other Assets:
Other assets	12,156	12,156
Intangible assets	697,116	760,333
Total Other Assets	709,272	772,489
Total Assets	$3,475,672	$3,591,841

LIABILITIES AND STOCKHOLDERS' (DEFICIT)/ EQUITY

Current Liabilities:
Accounts payable	$560,987	$640,852
Accrued liabilities	1,532,741	1,396,063
Cashless warrant liability	27,157	58,283
Notes payable	2,244,071	1,989,693
Conversion share derivative liability	2,285,876	2,305,999
Total Current Liabilities	6,650,832	6,390,890
Notes payable more than one year	746,782	–
Total Liabilities	7,397,614	6,390,890

Stockholders' (Deficit)/Equity

Preferred Stock, $0.001 par value, 1,000,000 Authorized;
no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 250,000,000
authorized, issued and outstanding 42,017,770 at
September 30, 2007 and 40,396,004 at March 31, 2007	42,018	40,396
Additional paid-in capital	21,888,603	21,764,483
Retained deficit during development stage	(25,852,563)	(24,603,928)
Total Stockholders' (Deficit)/Equity	(3,921,942)	(2,799,049)
Total Liabilities and Stockholders' (Deficit)/Equity	$3,475,672	$3,591,841

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Sales, net of returns and allowances	$577,811	$105,093	$1,244,535	$622,346
Cost of sales	369,235	69,489	662,412	189,108

Gross Profit	208,576	35,604	582,123	433,238

Operating Expenses:
Selling, general and administrative	654,852	697,130	1,383,722	1,040,834
Depreciation and amortization	57,883	33,566	116,065	66,481
Research and development	52,646	64,369	105,127	146,144

Total Operating Expenses	765,381	795,065	1,604,914	1,253,459

Loss From Operations	(556,805)	(759,461)	(1,022,791)	(820,221)

Other Income and (Expense):
Other income	–	391	–	2,434
Gain/(Loss) on disposal of assets	–	–	–	2,850
Interest expense	40,978	(38,871)	(225,844)	(58,864)
Change in conversion share liability	–	39,966	–	(207,322)
Cost of curing loan default	–	–	–	(13,960,334)

Loss before provision for income taxes	(515,827)	(757,975)	(1,248,635)	(15,041,457)

Provision for/(Benefit of) income taxes	–	–	–	–

Net Loss	$(515,827)	$(757,975)	$(1,248,635)	$(15,041,457)

Earnings per share:
Basic earnings per share	$(0.01)	$(0.02)	$(0.03)	$(0.48)
Weighted average shares outstanding	41,573,386	31,217,004	41,116,883	31,217,004

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ (Deficit)/Equity
(Unaudited)

			Additional	Retained
	Shares	Common Stock	Paid-in Capital	Deficit	Total

Balance March 31, 2006	31,217,004	$31,217	$6,742,578	$(7,547,885)	$(774,090)

Fair value of loan cure at cure date	–	–	13,960,334		13,960,334

Net loss for the six months ended September 30, 2006	–	–	–	(15,041,457)	(15,041,457)

Balance September 30, 2006	31,217,004	$31,217	$20,702,912	$(22,589,342)	$(1,855,213)

Balance March 31, 2007	40,396,004	$40,396	$21,764,483	$(24,603,928)	$(2,799,049)

Shares issued on conversion of debt	1,200,000	1,200	99,000		100,200

Shares issued for services	317,600	318	11,682		12,000

Shares issued in conjunction with financings	104,166	104	13,438		13,542

Net loss for the six months ended September 30, 2007				(1,248,635)	(1,248,635)

Balance September 30, 2007	42,017,770	$42,018	$21,888,603	$(25,852,563)	$(3,921,942)

See accompanying notes to these financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(1,248,635)	$(15,041,457)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	140,381	66,481
Loss (gain) on sale of assets	–	(2,850)
Cost of curing loan default	–	13,960,334
Amortization of debt discount	50,148	31,196
Stock issued for services and financing	25,542	–
Change in conversion share liability	20,123	207,322
Change in cashless warrant liability	(31,126)	–
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(71,822)	(98,791)
Inventories	7,895	107,773
Prepaids	(850)	(81,598)
Other assets	–	(16,680)
Accounts payable	(79,865)	(357,355)
Accrued liabilities	146,484	31,354
Cash used by operating activities	(1,095,968)	(1,194,271)
Investing Activities:
Capital expenditures	(6,435)	(32,850)
Proceeds from sales of business property	–	2,850
Cash used by investing activities	(6,435)	(30,000)
Financing Activities:
Net borrowings of short term debt	1,001,725	1,220,000
Net cash used by financing activities	1,001,725	1,220,000
Net increase (decrease) in cash	(47,000)	(4,271)
Cash at beginning of period	101,116	9,816
Cash at end of period	$54,116	$5,545

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$31,638	$8,911
Income taxes	$–	$–

Non Cash Activities:
Notes payable converted to common stock	$(100,200)	$–
Common stock issued for notes payable	1,200	–
Additional paid-in capital from conversion of note payable	99,000	–
	$–	$–

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended September 30, 2007 and 2006

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

Going Concern Uncertainty

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company anticipates that future sales of equity and debt securities to fully implement its business objectives and to raise working capital to support and preserve the integrity of the corporate entity will be necessary. There is no assurance that the Company will be able to obtain additional funding through the sales of additional equity or debt securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional capital is received to successfully implement the Company’s business plan, the Company will be forced to rely on existing cash in the bank and upon additional funds which may or may not be loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire sufficient capital; the Company’s ongoing operations would be negatively impacted.

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

Allowance for Doubtful Accounts -   The Company provides an allowance for doubtful accounts when management estimates collectibility to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $34,149 at September 30, 2007 and March 31, 2007.

Inventories - Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out (FIFO) method. Obsolete or abandoned inventories are charged to operations in the period that it is determined that the items are not longer viable sales products.

Property, Plant and Equipment– Property, plant and equipment are carried at cost. Repair and maintenance costs are charged against operations while renewals and betterments are capitalized as additions to the related assets. The Company depreciates it assets on a straight line basis. Estimated useful lives range for the equipment ranges from 3 to 10 years and the buildings are being depreciated over 39 ½ years.

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

Impairment of Long-Lived Assets - In accordance with the Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets, including, but not limited to, property and equipment, patents and other assets, for impairment annually or whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the sum of the expected future cash flows of an asset is less than its carrying value, an impairment measurement is required. Impairment charges are recorded to the extent that an asset’s carrying value exceeds fair value. Accordingly, actual results could vary significantly from such estimates. There was no impairment charges during the periods presented.

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

Research, Testing and Development - Research, testing and development costs are expensed as incurred. Research and development expenses, including testing, were $105,127 for the six months ended September 30, 2007, and $146,144 for the six months ended September 30, 2006. Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition.

Income Taxes - We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of September 30, 2007 and 2006.

Concentrations of Credit Risks— Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. With respect to accounts receivable, such receivables are primarily from retailers located in the United States. The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer's financial condition

New Accounting Standards— several accounting pronouncements by the Financial Standards Accounting Board ("FASB") became effective prior to the fiscal year 2008 or are expected to become effective in fiscal year 2008.

In December 2004, the FASB issued Statement No. 123 (revised 2004) ("FAS 123(R)"), "Accounting for Share-Based Payments". FAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company has adopted FAS 123(R) on the fair-value-based method for all stock options, warrants and grants. The Company has no outstanding share-based payments to employees at September 30, 2007 or 2006.

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

Note 3 - Inventory

Inventory consists of finished goods and raw material as follows:

	September 30, 2007	March 31, 2007
	(Unaudited)

Finished goods	$322,188	$471,173
Raw material	256,370	115,280
	$578,558	$586,453

Note 4 – Property, Plant and Equipment

At September 30, 2007 and March 31, 2007 equipment and computers consisted of the following:

	September 30, 2007	March 31, 2007
	(Unaudited)

Property and plant	$1,467,729	$1,467,729
Equipment and computers	607,280	600,845
Less accumulated depreciation	(109,830)	(32,666)
Net equipment and Computers	$1,965,179	$2,035,908

During the six months ended September 30, 2007 and 2006 depreciation expense was $77,164 and $3,121, respectively.

Note 5 - Intangible Assets

Intangible assets consist of technology of production and license rights under the Environmental Protection Agency to market one of the products acquired in the acquisition of White Sands, L.L.C. on March 31, 2006. The Company intends to market the related products as soon as production and marketing strategies can be completed. The Company will amortize this investment over its estimated useful life of seven years on a straight line basis. For the six months ended September 30, 2007 amortization was $63,217.

Note 6 - Accrued Liabilities

Accrued liabilities consist of the following as of September 30, 2007 and March 31, 2007:

	September 30, 2007	March 31, 2007

Accrued marketing and advertising	$300,000	300,000
Accrued reimbursement to product testing partner	978,151	978,151
Accrued interest	179,332	98,788
Other	75,258	19,124
	$1,532,741	$1,396,063

As part of our testing of products and new applications the Company agreed to reimburse one of our testing partners for the costs incurred in such testing.

Note 7 - Convertible Debt

The Company entered into a Convertible Loan Agreement which also entitled the lenders to warrants and convert the loans at their option to common stock of the Company. The face value of the 6% Convertible Notes with interest quarterly, mature as follows:

Maturity	Amount	Exercised	Balance

April 28, 2009	$800,000	$472,950	$327,050
August 17, 2009	700,000	-	700,000
October 28, 2009	300,000	-	300,000
November 10, 2009	1,200,000	-	1,200,000
Total	$3,000,000	$472,950	$2,527,050

The lenders were issued warrants to purchase 7,000,000 shares of common stock at an exercise price of $2.50 per share. The Company also issued warrants to a broker in the transaction for the exercise of 70,000 shares of common stock at an exercise price of $2.50. These warrants expire if not exercised at various dates in 2013 through November 10, 2013. At September 30, 2007, all of the 7,000,000 warrants have been issued entitling the lender to one share for each warrant at an exercise price of $2.50 per share.

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

The consolidated financial statements for the six months ended September 30, 2007 has recognize all features of the derivative financial instruments including the host instruments, the embedded conversion features and the free-standing warrants in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).

Host instrument:

The proceeds from each financing arrangement were allocated to the various elements of the financing resulting in discounts to the face values of the debt instruments. These discounts were then amortized over the debt terms (in all instances three-years) using the effective interest method.

Free-standing warrants:

Proceeds from the financing were allocated to the fair value of the warrants issued using the binomial option valuation  model. These instruments will be carried as additional paid in capital, and their carrying values will not be adjusted to fair value at the end of each subsequent reporting period.

Free standing instruments, consisting of warrants are valued using the binomial option valuation model valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of September 30, 2007 are as follows:

Original
Warrants

Exercise price	$0.75 - 2.50
Shares subject to exercise	17,972,250
Weighted Average Term Remaining (years)	5.38%
Volatility	109.1%
Risk-free rate	3.97% - 4.23%
Implied value	$372,776
Recorded value	$0

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

Note 9 - Company Stock

Preferred Stock

At September 30, 2007, the Company had 1,000,000 shares of $0.001 par value authorized and no outstanding or issued shares.

Common Stock

At September 30, 2007, the Company had 250,000,000 shares authorized of $0.001 par value common stock; of which issued and outstanding shares were 42,017,770.

Warrants

On December 19, 2005, the Company issued 75,000 warrants in conjunction with its private placement for common stock. The warrants entitled the investors to purchase 75,000 restricted common shares at $1.25 per share until December 19, 2007. At the time of the issuance of the warrants there was no active trading market in the Company’s stock. No warrants have been exercised.

At September 30, 2007 the status of the outstanding warrants is as follows:

Issue Date	Shares Exercisable	Weighted Average Exercise Price	Expiration Date

December 19, 2005	75,000	$1.25	December 19, 2007
April 29, 2006	1,866,667	$2.50	April 28, 2013
June 28, 2006	5,000,000	$2.50	August 10, 2013
August 17, 2006	1,633,333	$2.50	August 17, 2013
October 28, 2006	700,000	$2.50	October 28, 2013
November 10, 2006	2,800,000	$2.50	November 10, 2013
Cashless April 20- November 10, 2006	700,000	$2.50	April 29 - November10, 2015
Cashless March 26, 2007	1,400,000	$.75	March 26, 2010
March 26, 2007	100,000	$.75	March 26, 2008
July 1, 2007	5,775,000	$.75	June 30, 2012
Cashless – July 1, 2007	519,750	$.75	June 30, 2007

Note 10 - Earnings (Loss) Per Share

Diluted income (loss) earnings per common share adjusts basic income (loss) per common share for the effects of convertible securities, stock options, warrants and other potentially dilutive financial instruments only in periods in which such effect is dilutive. No instruments were dilutive at September 30, 2007 or 2006.

Note 11 – Acquisition and Loan During the Quarter ended September 30, 2007

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

The initial payment of $100,000 was made on January 9, 2007. An additional $150,000 was paid at Closing and the balance of $374,000, represented by a note from the Company is due six months after Closing. In addition, the Seller will be entitled to a royalty agreement for all sales of the Synergyn products for five years at a rate of $0.20 per gallon or $0.20 per pound as the case may be, paid quarterly up to $600,000 during this period and at $0.10 per pound or gallon for the remainder of the term. The Company also entered into an employment agreement with Michael Dyson, spouse of the Seller, to serve as president of Dyson for five years with a base compensation of $72,000 per year.

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

In conjunction with this loan, the Company granted the lender five-year warrants to purchase up to 8% of the issued and outstanding shares of EMTA Production for nominal consideration (the “Production Warrants”). Shelter has a right to put the Production Warrants to EMTA Production at a fixed price of $1,175,000 for a three year period starting two years following the closing of the financing. The Production Warrants may be exchanged at the option of the holder for five-year warrants to purchase 5,775,000 shares of common stock of the Company at an exercise price of $0.75 per share. The Company granted Shelter registration rights for the shares to be issued upon exercise of the warrants.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand EMTA Holdings, Inc. (“EMTA,” “we,” “our” or “us”), our operations and our business environment. MD&A is provided as a supplement to (and should be read in conjunction with) our Financial Statements and accompanying notes.

The Company

We are an energy conservation chemical company focused on the development and commercialization of automotive and trucking additives to improve mileage, reduce wear and promote ecologically sound environmental practices. One of these products, XenTxTM, is being marketed through automotive and retail outlets as an engine treatment that reduces friction and wear on engine parts and improves gas mileage. We have also introduced related products of the XenTx family that improve transmission operations, a spray lubricant, and we are finishing development of a gas fuel additive which we expect to introduce in early 2008.

With our acquisition of White Sands, L.L.C. on March 31, 2006, we acquired a recently approved diesel fuel additive for the commercial trucking industry. By adding a relatively small amount of Clean Boost to the fuel tank of a large diesel truck, fuel economy is improved and engine wear reduced. This product was reviewed by the Environmental Protection Agency (“EPA”) and we received registration number 201920001 for this product

As an expansion of the White Sands Clean Boost product, we received approval from the Texas Commission on environment Quality and the EPA in March, 2007 of the Clean Boost LE product, a refined diesel fuel additive that reduces diesel fuel emissions and when added to diesel fuel would bring the fuel into compliance with the mandated Texas emission standard. This product is applicable to the refining and distribution processes in other states where similar clean air standards are being developed.  We are currently in the process of additional approvals of this product for lower quality diesel fuels and scheduling the requisite independent tests.

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

Business Segments

For financial reporting purposes, our business has only one segment and we develop, manufacture and sell petroleum energy conservative products to owners of private and commercial vehicles. These products are designed to extend engine life, promote fuel efficiency and reduce emissions. At September 30, 2007, we were marketing several products and sales were predominantly in the United States of America, Canada and Mexico.

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

Quarterly Results May Fluctuate

We anticipate that our quarterly results of operations will fluctuate for several reasons, including:

•	the timing and extent of our research and development activities to introduce new products;

•	the timing and application of advertising and marketing campaigns to establish name and product recognition and demand;

•	the timing and outcome of our applications and testing to acquire regulatory approval for our products where necessary;

•	the timing and extent of our adding new employees and building infrastructure;

•	the timing of any license fees, or royalty payments that we may be required to pay in the future; and

•	seasonal influences on the sale of certain automotive products sold primarily during the non-winter season or anti-gel products sold primarily during the colder months in northern states.

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

Inventories

Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out (FIFO) method. Obsolete or abandoned inventories are charged to operations in the period that it is determined that the items are not longer viable sales products or usable in the manufacturing process. The cost of products produced in the development and experimental stages are expensed as incurred until it is determined that the product is both salable and a viable commercial product.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting January 1, 2006. The company does not believe the adoption of this standard had a material impact on its financial position, results of operations or cash flows.

Equipment and Depreciation

The manufacturing equipment, other equipment and computers used by the Company are used in the manufacture, sales, marketing and administrative functions of our operations and as such depreciation is included in operating expenses.

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

We will undertake an annual impairment analysis of all intangible assets. Trademarks, product rights and technology rights developed by us are carried a no value on the books of the Company. On March 31, 2006 the Company acquired White Sands, L.L.C. and its completed registration process from the Environmental Protection Agency (“EPA”) for its Clean Boost diesel fuel additive, as required for sale of products to the trucking and related industries. This was the major asset acquired in the transaction and is being amortized on a straight line basis over its estimated useful life of seven years. This license will be evaluated annually for impairment. Impairment exists if the carrying amount is less than its estimated fair value, resulting in a write-down equal to the difference between the carrying amount and the estimated fair value.

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

We predominately use a discounted cash flow model derived from internal budgets in assessing fair values for impairment testing. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures, and working capital requirements. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flows is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair values. In the event that our management determines that the value of intangible assets have become impaired using this approach, we will record an accounting charge for the amount of the impairment. We have recognized no impairment losses through September 30, 2007.

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

Stock-Based Compensation

We account for stock-based awards to employees and non-employees using the accounting provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 - Accounting for Stock-Based Compensation, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Shares of common stock issued in connection with acquisitions are also recorded at their estimated fair values. The fair value of equity securities is determined by management based upon current market quotes and recent private stock sales to third parties, if applicable.

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

We recorded stock-based compensation for the three ended September 30, 2007 of $12,000 and no stock-based compensation for the same period in 2006.

Income Taxes

We incurred net operating losses for the years ended March 31, 2007, 2006, 2005, and for the six months ended September 30, 2007 and consequently did not, or will not be required to, pay federal or foreign income taxes, but we did pay nominal state taxes in states where we have operations. We have a federal net operating loss carryover of approximately $10,625,515 as of September 30, 2007, which expires through March 31, 2028. The Company does not believe it is subject to the various Section 382 limitations.

Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation” as defined, there are annual limitations on the amount of the net operating loss and other deductions, which are available to subsequent owner. Due to the reverse acquisition transactions and purchases in which we have engaged in recent years, we do not believe that the use of these net operating losses will be significantly limited.

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

We sell our products through retailers, auto parts suppliers, internet sales at it’s our web sites: www.xentx.com, www.synergynracing.com and direct sales through sales representatives to commercial/industrial customers. We sell our retail and commercial product through our sales force of four and through independent sales representatives. Each sales representative tends to service one to a few retail outlets or commercial/industrial customers with which they have long term, strong relationships. Our compensation arrangement with these representatives is commission only.

Our products are currently sold in approximately 6,000 retail outlets in the United States and Canada. During the six months ended September 30, 2007 no customer accounted for more than 10% of our sales volume.

Results of Operations

Six Months Ended September 30, 2007 Compared to the Six  Months Ended September 30, 2007

Net Sales. Our net sales for the six months ended September 30, 2007 were $1,244,535, an increase of $622,189, or 100%, from the six months ended September 30, 2006. The increase from the prior year was as a result of the Company’s acquisition of Dyson Properties, Inc. which accounted for an increase of $985,702 and a decrease in the XenTx product sales as a result of the marketing strategy changes to seek the retail outlets that would produce the greatest volumes and changes in product branding strategy.  In addition, the Company’s new emphasis on the commercial/industrial market, particularly with long haul trucking fleets, is just now beginning to be successful.

Cost of Sales. Our cost of sales for the six months ended September 30, 2007 was $662,412, or 53% of net sales, compared to $189,108, or 30% of net sales, during the six months ended September 30, 2006. The increase in the cost of sales was primarily due to both increases in raw material and manufacturing costs and a one-time sale in 2006 with no corresponding cost of $175,000.

Research and Development Expenses.    Our research and development costs were $105,127 for the six months ended September 30, 2007; a decrease of $41,017, or 28%, over the six months ended September 30, 2006. Substantially all of the expenditures for the six months ended September 30, 2007 were attributable to the development, testing and modification of the Clean Boost LE product.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $1,383,722 for the six months ended September 30, 2007, an increase of $342,888, from the September 30, 2006 results. The increase was due primarily to the sales and promotional costs of one major retailer as well as the increased costs to recruit and then train new independent lubricant distributors that will be responsible for virtually all future industrial/commercial sales.

Depreciation and Amortization. Depreciation and amortization increased as a result of depreciation of the plant and equipment acquired in Durant OK as of January 1, 2007.

Interest and Other Expense

The issuance of convertible notes had the following accounting impact:

Interest Expense, Net. During the six months ended September 30, 2007, the interest expense increased from $58,864 a year ago to $225,844 primarily as a result of the interest accrued on the convertible notes, the amortization of loan discount related to those notes, interest on the loan closed in July of 2007, mortgage interest on the property in Durant, OK, and adjustment of the cashless warrants in conjunction with financings.

Cost of curing loan default. In conjunction with the curing of the default on the convertible notes, the Company granted the lender 5,000,000 warrants at an exercise price of $2.50 per share. As described in the financial statements for the six months ended September 30, 2006 this incurred an expense of $13,960,334 to adjust the grant to the fair value. No comparable amount was recorded during the six months ended September 30, 2007.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of September 30, 2007, we have a retained deficit of $25,852,563. We have not yet achieved cumulative profitability, primarily as a result of the valuation adjustment of the warrants issued in conjunction with the cost of curing the loan default discussed below under recent financing. We expect that our research and development and selling, general and administrative expenses will increase and, as a result, we will need to generate significant product revenues to achieve profitability. The Company has developed new products in the same energy conservation field and acquired both the White Sands, L.L.C. and its Clean Boost products for diesel fuel treatment and has completed testing a refined diesel product to be licensed to diesel oil refiners and distributors. In addition, with the acquisition of Dyson Properties, Inc. the Company now owns both its own manufacturing plant and distribution center.  Also, the Company acquired the Synergyn brand of lubricants and now has four different product lines.  Currently the Company does not have the financial resources to introduce and support these product lines and will need to attract additional funding. We may never achieve profitability.

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

Cash Flows

As of September 30, 2007, we had $54,116 in cash and cash equivalents, compared to $101,116 at March 31, 2007. The decrease was due primarily to investment in the fixed assets, other capital expenditures to support consolidation of all manufacturing and distribution activities in Durant, OK, payments on the acquisition of Dyson Properties, Inc.  and net of a new financing of net proceeds of $945,714.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock and notes which were converted to common stock and capital contribution from a majority owner and debt offerings. Through September 30, 2007, we had received net proceeds of $9,182,203 from such sources. We have also used our revenues to date as a source of additional liquidity. As of September 30, 2007, we had cash and cash equivalents of $54,116.

Recent Financing

Short term loans to the Company during the three months ended September 30, 2007 were provided primarily by a significant shareholder and the CEO of the Company.

As discussed in footnote 11 to the financial statements, the Company completed the financing of the Shelter Island Opportunity Fund, LLC two year notes.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the near future and to make expenditures and capital expenditures where necessary, to support the expansion of our research and development programs and to expand our commercial/industrial operations. We anticipate using the proceeds from the sale of the Notes to finance these activities. Specifically, a substantial portion of the proceeds will be used to bolster the advertising and marketing campaigns for the existing and new products we are introducing into the marketplace.

We currently anticipate that our cash and cash equivalents and revenue generated by the sale of our products, will be insufficient to fund our operations for the next 12 months.

The Company has taken steps to reduce overhead and payroll costs during the first six months of this year and continues to look for ways to reduce operating costs and its drain on cash flow.  We are currently seeking funds to finance inventory orders, and cover general operating expenses.  To date we have been unable to generate a sufficient amount of revenue to finance our operations, research and development plans, and we are seeking to raise additional funds through public or private equity offerings, debt financings, capital lease transactions, corporate collaborations or other means.  We may seek to raise additional capital due to favorable market conditions or strategic considerations even if we have sufficient funds for planned operations. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. To the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that are not favorable to us. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce or suspend the scope of or eliminate some or one or more research and development programs or sales and marketing initiatives.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as such term is defined in rules promulgated by the SEC.

Item 3.    Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended September 30, 2007. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported, on a timely basis, as of the end of the period covered by this report, and that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material pending legal proceedings at September 30, 2007 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses except that on September 11, 2007 AJW Partners, LLC, AJW Offshore Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC (collectively, the "Plaintiffs") filed a lawsuit against the Company in the Supreme Court for New York County, New York (Case No. 603027/07).

Plaintiffs purchased $3,000,000 of Secured Convertible Notes from the Company in 2006 (the "Notes") and entered into other agreements with the Company in conjunction with the purchase of the Notes (the "Agreements").  The Notes entitled Plaintiffs to convert the outstanding principal of the Notes into Company common stock according to a prescribed formula.  Plaintiffs claim in their complaint that at some time the Company failed to honor Plaintiffs' right to convert the Notes, and, therefore, Plaintiffs seek an award of all sums due under the Notes (including prescribed penalties), an award of damages to be determined at trial, to execute on Plaintiffs' secured interest in the Company's assets, and attorney's fees.

The Company removed the case to Federal court for the Southern District of New York, New York City (Case No. 1:07-CV-08719). Plaintiffs have indicated they will challenge the jurisdiction of the Federal Court in this matter.

The Company filed an answer to this complaint in Federal Court on November 12, 2007.  In this answer we asserted several defenses and counterclaims based upon contractual provisions in the Agreements and violations of state and federal securities laws, including the "short" selling of the Company stock by Plaintiffs.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

On September 11, 2007 AJW Partners, LLC, AJW Offshore Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC (collectively, the "Plaintiffs") filed a lawsuit against the Company in the Supreme Court for New York County, New York (Case No. 603027/07).

Plaintiffs purchased $3,000,000 of Secured Convertible Notes from the Company in 2006 (the "Notes") and entered into other agreements with the Company in conjunction with the purchase of the Notes (the "Agreements").  The Notes entitled Plaintiffs to convert the outstanding principal of the Notes into Company common stock according to a prescribed formula.  Plaintiffs claim in their complaint that at some time the Company failed to honor Plaintiffs' right to convert the Notes, and, therefore, Plaintiffs seek an award of all sums due under the Notes (including prescribed penalties), an award of damages to be determined at trial, to execute on Plaintiffs' secured interest in the Company's assets, and attorney's fees.

The Company removed the case to Federal court for the Southern District of New York, New York City (Case No. 1:07-CV-08719). Plaintiffs have indicated they will challenge the jurisdiction of the Federal Court in this matter.

The Company filed an answer to this complaint in Federal Court on November 12, 2007.  In this answer we asserted several defenses and counterclaims based upon contractual provisions in the Agreements and violations of state and federal securities laws, including the "short" selling of the Company stock by Plaintiffs.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14 (a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMTA Holdings, Inc. (Registrant)

Date: November 19, 2007	/s/ Edmond L. Lonergan
Edmond L. Lonergan President and Chief Executive Officer

Date: November 19, 2007	/s/ James C. Marshall
James C. Marshall Chief Financial Officer