Form 10QSB
period 2007-12-31
EMTA Holdings, Inc.
filed 2008-02-19
CIK 1372533

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

☐	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-136583

EMTA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	41-2145716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7430 E. Butherus, Suite C, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(480) 222-6222

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one): ☐

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  January 31, 2008,  $0.001 par value common stock - 46,121,770 shares outstanding

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

EMTA Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	March 31,
ASSETS	2007	2007
	(Unaudited)
Current Assets:
Cash	$9,457	$101,116
Accounts receivable	61,897	67,571
Inventory	535,811	586,453
Prepaid expenses	27,898	28,304
Total Current Assets	635,063	783,444
Property, plant and equipment, net of accumulated depreciation	1,958,862	2,035,908
Other Assets:
Other assets	12,456	12,156
Intangible assets	665,291	760,333
Total Other Assets	677,747	772,489
Total Assets	$3,271,672	$3,591,841

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/ EQUITY
Current Liabilities:
Accounts payable	$740,134	$640,852
Accrued liabilities	1,708,719	1,396,063
Cashless warrant liability	258,569	58,283
Notes payable	2,619,279	1,989,693
Conversion share derivative liability	2,317,056	2,305,999
Total Current Liabilities	7,643,757	6,390,890
Notes payable more than one year	456,551	–
Total Liabilities	8,100,308	6,390,890
Stockholders’ (Deficit)/Equity
Preferred Stock, $0.001 par value, 1,000,000 Authorized;
no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 250,000,000
authorized, issued and outstanding 46,121,770 at
December 31, 2007 and 40,396,004 at March 31, 2007	46,122	40,396
Additional paid-in capital	22,285,799	21,764,483
Retained deficit during development stage	(27,160,557)	(24,603,928)
Total Stockholders’ (Deficit)/Equity	(4,828,636)	(2,799,049)
Total Liabilities and Stockholders’ (Deficit)/Equity	$3,271,672	$3,591,841

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Sales, net of returns and allowances	$310,102	$48,232	$1,554,637	$670,577
Cost of sales	25,074	49,301	687,486	238,409

Gross Profit	285,028	(1,069)	867,151	432,168

Operating Expenses:
Selling, general and administrative	992,635	509,469	2,376,357	1,550,303
Depreciation and amortization	58,368	33,489	174,433	99,970
Research and development	5,637	32,046	110,764	178,190

Total Operating Expenses	1,056,640	575,004	2,661,554	1,828,463

Loss From Operations	(771,612)	(576,073)	(1,794,403)	(1,396,295)

Other Income and (Expense):
Other income	–	3,374	–	5,809
Gain/(Loss) on disposal of assets	–	–	–	2,850
Interest expense	(505,203)	(129,650)	(650,969)	(188,514)
Change in conversion share liability	(31,179)	(182,838)	(111,257)	(390,160)
Cost of curing loan default	–	–	–	(13,960,334)
Loss before provision for income taxes	(1,307,994)	(885,187)	(2,556,629)	(15,926,644)

Provision for/(Benefit of) income taxes	–	–	–	–

Net Loss	$(1,307,994)	$(885,187)	$(2,556,629)	$(15,926,644)

Earning per share:
Basic earnings per share	$(0.03)	$(0.03)	$(0.06)	$(0.51)
Weighted average shares outstanding	44,123,259	31,301,787	42,358,834	31,245,368

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ (Deficit)/Equity
(Unaudited)

	Shares	Common Stock	Paid-in Capital	Deficit	Total

Balance March 31, 2006	31,217,004	$31,217	$6,742,578	$(7,547,885)	$(774,090)

Fair value of loan cure at cure date	–	–	13,960,334	–	13,960,334

Shares issued on conversion of debt	150,000	150	329,850	–	330,000

Net loss for the nine months ended December 31, 2006	–	–	–	(15,926,644)	(15,926,644)

Balance December 31, 2006	31,367,004	$31,367	$21,032,762	$(23,474,529)	$(2,410,400)

Balance March 31, 2007	40,396,004	$40,396	$21,764,483	$(24,603,928)	$(2,799,049)

Proceeds from sale of common stock	500,000	500	99,500	–	100,000

Shares issued on conversion of debt	1,200,000	1,200	99,000	–	100,200

Capital contribution	–	–	65,000	–	65,000

Shares issued for services	3,762,600	3,763	215,987	–	219,750

Shares issued in conjunction with financings	263,166	263	41,579	–	42,092

Net loss for the nine months ended December 31, 2007	–	–	–	(2,556,629)	(2,556,629)

Balance December 31, 2007	46,121,770	$46,122	$22,285,549	$(27,160,557)	$(4,828,636)

See accompanying notes to these financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(2,556,629)	$(15,926,644)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	174,433	99,970
Bad debt provision	(1,270)	–
Loss (gain) on sale of assets	–	(2,850)
Cost of curing loan default	–	13,960,334
Amortization of debt discount	204,999	114,717
Stock issued for services and financing	261,842	–
Change in conversion share liability	(111,257)	390,160
Change in cashless warrant liability	200,286	–
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	5,674	8,723
Inventories	50,642	105,269
Prepaid expenses	406	(117,928)
Other assets	(300)	9,192
Accounts payable	99,282	(790,026)
Accrued liabilities	331,441	82,421
Cash used by operating activities	(1,340,451)	(2,066,664)
Investing Activities:
Capital expenditures	(2,345)	(32,850)
Proceeds from sales of business property	–	2,850
Cash used by investing activities	(2,345)	(30,000)
Financing Activities:
Capital contribution	65,000	–
Proceeds from sale of common stock	100,000	–
Net borrowings of short term debt	1,086,137	2,532,500
Net cash used by financing activities	1,251,137	2,532,500
Net increase (decrease) in cash	(91,659)	435,836
Cash at beginning of period	101,116	9,816
Cash at end of period	$9,457	$445,652

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$61,776	$1,931
Income taxes	$–	$–
Non Cash Activities:
Notes payable converted to common stock	$(100,200)	$(330,000)
Common stock issued for notes payable	1,200	150
Additional paid-in capital from conversion of note payable	99,000	329,850
	$–	$–

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended December 31, 2007 and 2006

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

Going Concern Uncertainty

The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

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

It is the intent of management to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for management to provide additional future funding.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement its objectives.

Note 2 - Significant Accounting Policies

Consolidation - The consolidated financial statements include the accounts of EMTA Holdings, Inc. and its subsidiaries and wholly-owned limited liability company. All significant intercompany transactions and profits have been eliminated.

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

Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts when management estimates collectibility to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $32,878 and $34,149 at December 31, 2007 and March 31, 2007, respectively.

Inventories - Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out (FIFO) method. Obsolete or abandoned inventories are charged to operations in the period that it is determined that the items are not longer viable sales products.

Property, Plant and Equipment– Property, plant and equipment are carried at cost. Repair and maintenance costs are charged against operations while renewals and betterments are capitalized as additions to the related assets. The Company depreciates it assets on a straight line basis. Estimated useful lives for the equipment range from 3 to 10 years and the buildings are being depreciated over 39-½ years.

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

Research, Testing and Development - Research, testing and development costs are expensed as incurred. Research and development expenses, including testing, were $110,764 for the nine months ended December 31, 2007, and $178,190 for the nine months ended December 31, 2006. Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition.

Income Taxes - We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of December 31, 2007 and 2006.

Concentrations of Credit Risks - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. With respect to accounts receivable, such receivables are primarily from retailers located in the United States. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition

New Accounting Standards - Several accounting pronouncements by the Financial Standards Accounting Board (“FASB”) became effective prior to the fiscal year 2008 or are expected to become effective in fiscal year 2008.

In December 2004, the FASB issued Statement No. 123 (revised 2004) (“FAS 123(R)”), “Accounting for Share-Based Payments.”  FAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company has adopted FAS 123(R) on the fair-value-based method for all stock options, warrants and grants. The Company has no outstanding share-based obligations to employees at December 31, 2007 or 2006.

In September, 2006 the FASB issued Statement No. 157 (“FAS 157”) “Fair Value Measurements.”  FAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Statement amends and clarifies substantially all accounting literature involving fair value measurement and establishes a hierarchy of the information used to evaluate such fair value. Management believes that the effect of the Statement is consistent with the application disclosed in these financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) . SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. The statement also requires actuarial valuations to be performed as of the balance sheet date. The balance sheet recognition provisions of SFAS No. 158 were effective for fiscal years ending after December 15, 2006. The valuation date provisions are effective for fiscal years ending after December 15, 2007. The Company believes the adoption of this statement will not have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities . SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS No. 159 to its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Non-Employee Stock Based Compensation

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

Other New Accounting Pronouncements

On July 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No.109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return. Adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position, results of operations, or its cash flows for the nine months ended December 31, 2007.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP 00-19-2 provides guidance related to the accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration arrangement, whether issued as a separate arrangement or included as a provision of a financial instrument or arrangement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”  FSP 00-19-2 requires that if the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under such arrangement shall be included in the allocation of proceeds from the related financing transaction using the measurement guidance in Statement No. 5. FSP 00-19-2 applies immediately to any registration payment arrangements entered into subsequent to the issuance of FSP 00-19-2. This guidance was effective for the Company as of April 1, 2007. Adoption of the provisions of FSP 00-19-2 had no impact on the Company’s consolidated financial position, results of operations, or its cash flows for the three and nine months ended December 31, 2007.

In February 2007, the FASB issued Statement (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements for fiscal years beginning April 1, 2008.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement. The Company does not expect the adoption of SFAS No. 141R to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated financial statements.

Note 3 - Inventory

Inventory consists of finished goods and raw material as follows:

	December 31, 2007	March 31, 2007
	(Unaudited)

Finished goods	$266,367	$471,173
Raw material	269,444	115,280
	$535,811	$586,453

Note 4 - Property, Plant and Equipment

At December 31, 2007 and March 31, 2007 plant, equipment and computers consisted of the following:

	December 31, 2007	March 31, 2007
	(Unaudited)

Property and plant	$1,467,729	$1,467,729
Equipment and computers	607,281	600,845
Less accumulated depreciation	(116,148)	(32,666)
Net equipment and Computers	$1,958,862	$2,035,908

During the nine months ended December 31, 2007 and 2006 depreciation expense was $79,391 and $4,928, respectively.

Note 5 - Intangible Assets

Intangible assets consist of technology of production and license rights under the Environmental Protection Agency to market one of the products acquired in the acquisition of White Sands, L.L.C. on March 31, 2006. The Company intends to market the related products as soon as production and marketing strategies can be completed. The Company will amortize this investment over its estimated useful life of seven years on a straight line basis. For the nine months ended December 31, 2007 amortization was $95,042.

Note 6 - Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2007 and March 31, 2007:

	December 31, 2007	March 31, 2007

Accrued marketing and advertising	$300,000	300,000
Accrued reimbursement to product testing partner	978,151	978,151
Accrued interest	230,019	98,788
Other	200,549	19,124
	$1,708,719	$1,396,063

As part of our testing of products and new applications the Company agreed to reimburse one of our testing partners for the costs incurred in such testing.

Note 7 - Convertible Debt

The Company entered into a Convertible Loan Agreement on April 28, 2006 which also entitled the lenders to warrants and to convert the loans at their option to common stock of the Company. The face value of the 6% Convertible Notes (the “Notes”) with interest quarterly, mature as follows:

Maturity	Amount	Exercised	Balance

April 28, 2009	$800,000	$472,950	$327,050
August 17, 2009	700,000	–	700,000
October 28, 2009	300,000	–	300,000
November 10, 2009	1,200,000	–	1,200,000
Total	$3,000,000	$472,950	$2,527,050

The lenders were issued warrants to purchase 7,000,000 shares of common stock at an exercise price of $2.50 per share. The Company also issued warrants to a broker in the transaction for the exercise of 700,000 shares of common stock at an exercise price of $2.50. These warrants expire if not exercised at various dates in 2013 through November 10, 2013. At December 31, 2007, all of the 7,000,000 warrants have been issued entitling the lender to one share for each warrant at an exercise price of $2.50 per share.

The agreements include registration rights and certain other terms and conditions related to share settlement of the embedded conversion features and the warrants. In this instance, EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” requires allocation of the proceeds between the various instruments and the derivative elements carried at fair values.

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

On September 11, 2007 the Company was notified by the lenders that the Company was in default in connection with its obligations under the  Notes. In the default notice, the lender alleged that the Company has failed to honor its conversion obligations under the Notes regarding their conversion rights and has failed to retract its threat not to honor such rights.

On September 14, 2007 the Company received a Complaint filed by the lenders in the Supreme Court of the State of New York, County of New York claiming that the Company has breached the contracts by not honoring notices of conversion of debt for shares of common stock of the Company. As a result of the default notice, all payments due under the Notes would be accelerated and the entire balance of the principal plus all accrued but unpaid interest under the Notes would be due immediately.  The Company filed to have the case remanded to the United Stated District Court, Southern District of New York (the “Court”). The Company filed counterclaims against the lenders.

On December 27, 2007, the parties executed and filed with the Court a stipulated and agreed dismissal of the lenders’ Complaint and the Company’s Counterclaims, all without prejudice.  On January 2, 2008 the dismissals were entered by the Court.  The resulting resolution is to  prevent the lenders from accelerating, enforcing or collecting on the Notes.

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

The consolidated financial statements for the nine months ended December 31, 2007 have recognized all features of the derivative financial instruments including the host instruments, the embedded conversion features and the free-standing warrants in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).

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

Free standing instruments, consisting of warrants are valued using the binomial option valuation model valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of December 31, 2007 are as follows:

Original
Warrants

Exercise price	$0.75 - 2.50
Shares subject to exercise	18,825,000
Weighted Average Term Remaining (years)	5.06
Volatility	155.5%
Risk-free rate	4.70% - 4.71%
Implied value	$2,362,508
Recorded value	$0

The value of the original warrants was limited by the net loan amounts after issue costs.

Embedded conversion features:

Each hybrid instrument was analyzed in accordance with the guidance in SFAS 133 for features that possessed the characteristics of derivative instruments. Those instruments whose economic characteristics and risks of the embedded derivative instrument were not “clearly and closely related” to the host instrument were bifurcated and treated as derivatives under the guidance of SFAS 133 and recorded at fair value with adjustments to fair value at the end of each subsequent reporting period. This resulted in the conversion feature being recorded as an embedded derivative at each loan funding date, April 28, 2006, August 17, 2006, October 28, 2006 and November 10, 2006.

Note 9 - Company Stock

Preferred Stock

At December 31, 2007, the Company had 1,000,000 shares of $0.001 par value authorized and no outstanding or issued shares.

Common Stock

At December 31, 2007, the Company had 250,000,000 shares authorized of $0.001 par value common stock; of which issued and outstanding shares were 46,121,770.

Warrants

On December 19, 2005, the Company issued 75,000 warrants in conjunction with its private placement for common stock. The warrants entitled the investors to purchase 75,000 restricted common shares at $1.25 per share until December 19, 2007. At the time of the issuance of the warrants there was no active trading market in the Company’s stock. No warrants were exercised and expired on December 19, 2007.

At December 31, 2007 the status of the outstanding warrants is as follows:

Issue Date	Shares Exercisable	Weighted Average Exercise Price	Expiration Date

September 27, 2005	450,000	$2.50	September 26, 2010
April 29, 2006	1,866,667	$2.50	April 28, 2013
June 28, 2006	5,000,000	$2.50	August 10, 2013
August 17, 2006	1,633,333	$2.50	August 17, 2013
October 28, 2006	700,000	$2.50	October 28, 2013
November 10, 2006	2,800,000	$2.50	November 10, 2013
Cashless April 20 - November 10, 2006	700,000	$2.50	April 29 - November 10, 2015
Cashless March 26, 2007	1,400,000	$.75	March 26, 2010
March 26, 2007	100,000	$.75	March 26, 2008
July 1, 2007	5,775,000	$.75	June 30, 2012
Cashless - July 1, 2007	519,750	$.75	June 30, 2012
May 21, 2007	500,000	$.75	May 20, 2009

Note 10 - Earnings (Loss) Per Share

Diluted earnings (loss) per common share adjusts basic income (loss) per common share for the effects of convertible securities, stock options, warrants and other potentially dilutive financial instruments only in periods in which such effect is dilutive. No instruments were dilutive at December 31, 2007 or 2006.

Note 11 - Acquisition and Loan During the Second Quarter ended September 30, 2007

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

The initial payment of $100,000 was made on January 9, 2007. An additional $150,000 was paid at Closing and the balance of $374,000, represented by a note from the Company was due six months after Closing and extended by the parties to June 6, 2008. In addition, the Seller will be entitled to a royalty agreement for all sales of the Synergyn products for five years at a rate of $0.20 per gallon or $0.20 per pound as the case may be, paid quarterly up to $600,000 during this period and at $0.10 per pound or gallon for the remainder of the term. The Company also entered into an employment agreement with Michael Dyson, spouse of the Seller, to serve as president of Dyson for five years with a base compensation of $72,000 per year.

Also on July 5, 2007, the Company and EMTA Production completed a loan transaction with Shelter Island Opportunity Fund, LLC as lender (“Shelter”), providing for a loan to EMTA Production in the amount of $1,308,523, with a two year term to maturity. Interest is paid monthly at the greater of 12.25% per annum or prime plus 4% per annum. Principal payments commence six months after closing at a rate of $50,000 per month with the balance due at maturity.  In December 2007, the loan was modified to provide for the deferral of 3 months interest and delay the start of the principal payments by one month.  The costs associated with this change are included in interest expense for the quarter ended December 31, 2007.

In conjunction with the Shelter loan, the Company granted the lender five-year warrants to purchase up to 8% of the issued and outstanding shares of EMTA Production for nominal consideration (the “Production Warrants”). Shelter has a right to put the Production Warrants to EMTA Production at a fixed price of $1,175,000 for a three year period starting two years following the closing of the financing. The Production Warrants may be exchanged at the option of the holder for five-year warrants to purchase 5,775,000 shares of common stock of the Company at an exercise price of $0.75 per share. The Company granted Shelter registration rights for the shares to be issued upon exercise of the warrants.

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

Such forward-looking statements encompass our beliefs, expectations, hopes or intentions regarding future events. Words such as “expects,” “believes,” “anticipates,” “should,” and “likely” also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations---Risks Related to Existing and Proposed Operations.” All subsequent written and oral forward-looking statements attributable to EMTA or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report. For a more detailed discussion of these and other factors that could cause actual results to differ from those contained in the forward-looking statements, see the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission which includes our financial statements for the two years ended March 31, 2007.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand EMTA Holdings, Inc. (“EMTA,” “we,” “our” or “us”), our operations and our business environment. MD&A is provided as a supplement to (and should be read in conjunction with) our Financial Statements and accompanying notes.

The Company

We are an energy conservation chemical company focused on the development and commercialization of automotive and trucking additives to improve mileage, reduce wear and promote ecologically sound environmental practices. One of these products, XenTx TM , is being marketed through automotive and retail outlets as an engine treatment that reduces friction and wear on engine parts and improves gas mileage. We have also introduced related products of the XenTx family that improve transmission operations, a spray lubricant, and we are finishing development of a gas fuel additive which we expect to introduce in early 2008.

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

Business Segments

For financial reporting purposes, our business has only one segment and we develop, manufacture and sell petroleum energy conservative products to owners of private and commercial vehicles. These products are designed to extend engine life, promote fuel efficiency and reduce emissions. At December 31, 2007, we were marketing several products and sales were predominantly in the United States of America, Canada and Mexico.

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

With the acquisition of Dyson Properties, Inc. and its Synergyn product line effective in January 2007, the Company acquired the ability to blend, package and distribute its products as well as add a number of products to its sales line under the Synergyn and other private label brands.

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
  the timing and extent of our adding new employees and building infrastructure;
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

We have made no impairment adjustments to recorded intangible assets. Our carrying value of intangible assets at March 31, 2006 was $887,055. No intangible assets with an assigned value existed prior to March 31, 2006. The value recorded for intangible assets represent fair value calculated by accepted valuation methods. Such valuations require critical estimates and assumptions derived from and which include, but are not limited to: (i) estimated cash flows, (ii) discount rates, (iii) patent expiration information, (iv)terms of license and registration agreements, and (v) expected timelines and costs to complete any in-process research and development projects to commercialize our products.

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

We predominately use a discounted cash flow model derived from internal budgets in assessing fair values for impairment testing. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures, and working capital requirements. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flows is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair values. In the event that our management determines that the value of intangible assets have become impaired using this approach, we will record an accounting charge for the amount of the impairment. We have recognized no impairment losses through December 31, 2007.

Purchased In-Process Research and Development

We account for purchased in-process research and development, or IPR&D, in accordance with pronouncements as follows:
  FASB Statement of Financial Accounting Standards No. 2, Accounting for Research and Development; and
  FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.
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

Valuation of Derivative Instruments

We generally do not use derivative financial instruments to hedge exposures to cash-flow risks that may affect the fair values of our financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted at the close of each reporting period. We have issued warrants in conjunction with the private placement of some of our common stock. The warrants have exercise price of $2.50 and $0.75 per share and were issued when estimated market value was approximately $1.00 and $0.20 per share, respectively.

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

We recorded stock-based compensation for consultants, employees and directors during the three months ended December 31, 2007 of $207,750 and no stock-based compensation for the same period in 2006.

Income Taxes

We incurred net operating losses for the years ended March 31, 2007, 2006, 2005, and for the nine months ended December 31, 2007 and consequently did not, or will not be required to, pay federal or foreign income taxes, but we did pay nominal state taxes in states where we have operations. We have a federal net operating loss carryover of approximately $11,702,000 as of December 31, 2007, which expires through March 31, 2028. The Company does not believe it is subject to the various Section 382 limitations.

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

We also sell our products through retailers, auto parts suppliers, internet sales at our web sites: www.xentx.com, www.synergynracing.com and direct sales through sales representatives to commercial/industrial customers. We sell our retail and commercial product through our sales force of four and through independent sales representatives. Each sales representative tends to service one to a few retail outlets or commercial/industrial customers with which they have long term, strong relationships. Our compensation arrangement with these representatives is commission only.

Our products are currently sold in retail outlets in the United States and Canada. During the nine months ended December 31, 2007 no customer accounted for more than 10% of our sales volume.

Results of Operations

Nine Months Ended December 31, 2007 Compared to the Nine Months Ended December 31, 2006

Net Sales.  Our net sales for the nine months ended December 31, 2007 were $1,554,637, an increase of $884,060, or 132%, from the nine months ended December 31, 2006. The increase from the prior year was as a result of the Company’s acquisition of Dyson Properties, Inc. which accounted for an increase of $1,251,441 and a decrease in the XenTx product sales of $367,381 as a result of the marketing strategy changes to seek the retail outlets that would produce the greatest volumes and changes in product branding strategy.  In addition, the Company’s new emphasis on the commercial/industrial market, particularly with long haul trucking fleets, is just now beginning to be successful.

Cost of Sales.  Our cost of sales for the nine months ended December 31, 2007 was $687,486, or 44% of net sales, compared to $238,409, or 36% of net sales, during the nine months ended December 31, 2006. The increase in the cost of sales was primarily due to both increases in raw material and manufacturing costs and a one-time sale in 2006 with no corresponding cost of $175,000.

Research and Development Expenses.  Our research and development costs were $110,764 for the nine months ended December 31, 2007; a decrease of $67,426, or 38%, over the nine months ended December 31, 2006. Substantially all of the expenditures for the nine months ended December 31, 2007 were attributable to the development, testing and modification of the Clean Boost LE product.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses were $2,376,357 for the nine months ended December 31, 2007, an increase of $826,054, from the December 31, 2006 results. Of this increase, $700,015 is attributable to the acquisition of Dyson Properties being included in the operations for the nine months ended December 31, 2007.  Part of the increase was due primarily to the compensation of consultants, employees and directors in stock valued at $219,750, sales and promotional costs of one major retailer as well as the increased costs to recruit and then train new independent lubricant distributors that will be responsible for virtually all future industrial/commercial sales and a reduction in overhead and personnel costs and cost cutting measures for the period..

Depreciation and Amortization.  Depreciation and amortization increased as a result of depreciation of the plant and equipment acquired in Durant OK as of January 1, 2007.

Interest and Other Expense

The issuance of convertible notes had the following accounting impact:

Interest Expense, Net. During the nine months ended December 31, 2007, the interest expense increased from $188,514 a year ago to $650,959 primarily as a result of the interest accrued on the convertible notes and secured note, the amortization of loan discount related to those notes, mortgage interest on the property in Durant, OK, cost to cure delayed payment on secured note, and adjustment of the cashless warrants in conjunction with financings.

Cost of curing loan default. In conjunction with the curing of the default on the convertible notes, the Company granted the lender 5,000,000 warrants at an exercise price of $2.50 per share. As described in the financial statements for the nine months ended December 31, 2006 this incurred an expense of $13,960,334 to adjust the grant to the fair value. During the quarter ended December 31, 2007 the company modified the secured note with the deferral of interest and a principal payment and cured the amounts in arrears.  We recorded the cost of this settlement of $137,000 as interest expense in this period.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of December 31, 2007, we have a retained deficit of $27,160,557. We have not yet achieved cumulative profitability, primarily as a result of the valuation adjustment of the warrants issued in conjunction with the cost of curing the loan default discussed below under recent financing. We expect that our research and development and selling, general and administrative expenses will increase and, as a result, we will need to generate significant product revenues to achieve profitability. The Company has developed new products in the same energy conservation field and acquired both the White Sands, L.L.C. and its Clean Boost products for diesel fuel treatment and has completed testing a refined diesel product to be licensed to diesel oil refiners and distributors. In addition, with the acquisition of Dyson Properties, Inc. the Company now owns both its own manufacturing plant and distribution center.  Also, the Company acquired the Synergyn brand of lubricants and now has four different product lines.  Currently the Company does not have the financial resources to introduce and support these product lines and will need to attract additional funding. We may never achieve profitability.

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

Cash Flows

As of December 31, 2007, we had $9,457 in cash and cash equivalents, compared to $101,116 at March 31, 2007. The decrease was due primarily to the cost of operations, other expenditures to support consolidation of all manufacturing and distribution activities in Durant, OK, payments on the acquisition of Dyson Properties, Inc., and net of a new financing of net proceeds of $945,714.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock and notes which were converted to common stock, capital contributions from owners, and debt offerings. Through December 31, 2007, we had received net proceeds of $9,347,203 from such sources. We have also used our revenues to date as a source of additional liquidity. As of December 31, 2007, we had cash and cash equivalents of $9,457.

Recent Financings

Short term loans to the Company during the three months ended December 31, 2007 were provided primarily by  the CEO of the Company.

In January 2008, the Company commenced a private placement of restricted common stock to raise approximately $1.250 million for use in the operations of the Company.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the near future and to make expenditures and capital expenditures where necessary, to support the expansion of our research and development programs and to expand our commercial/industrial operations. We anticipate using the proceeds from the sale of the common stock under the private placement to finance these activities. Specifically, a substantial portion of the proceeds will be used to acquire raw materials, bolster the advertising and marketing campaigns for the existing and new products we are introducing into the marketplace.

We currently anticipate that our cash and cash equivalents and revenue generated by the sale of our products, will be insufficient to fund our operations for the next 12 months.

The Company has taken steps to reduce overhead and payroll costs during the first nine months of this year and continues to look for ways to reduce operating costs and its drain on cash flow.  We are currently seeking funds to finance inventory orders, and cover general operating expenses.  To date we have been unable to generate a sufficient amount of revenue to finance our operations, research and development plans, and we are seeking to raise additional funds through public or private equity offerings, debt financings, capital lease transactions, corporate collaborations or other means.   We may seek to raise additional capital due to favorable market conditions or strategic considerations even if we have sufficient funds for planned operations. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. To the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that are not favorable to us. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce or suspend the scope of or eliminate some or one or more research and development programs or sales and marketing initiatives.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as such term is defined in rules promulgated by the SEC.

Item 3.   Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended December 31, 2007. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported, on a timely basis, as of the end of the period covered by this report, and that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Litigation Dismissal

We previously reported that EMTA Holdings, Inc. (the “Company”) informed AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the “Investors”) on August 23, 2007 that it was suspending its agreement because it believes that the Investors had violated the terms and conditions of the loan agreement and subsequently on September 11, the Company was notified by the Investors that the Company was in default in connection with its obligations under the Company’s 6% Callable Secured Convertible Notes, dated April 28, 2006, 6% Callable Secured Convertible Notes, dated August 17, 2006, and its 6% Callable Secured Convertible Notes, dated October 26, 2006, and its 6% Callable Secured Convertible Notes, dated November 10, 2006 (collectively, the “Notes”). In the default notice, the Investors allege that the Company has failed to honor its conversion obligations under the Notes regarding their conversion rights and has failed to retract its threat not to honor such rights.

On September 14, 2007 the Company received a Complaint filed by the Investors in the Supreme Court of the State of New York, County of New York (Index No. 60027/07) claiming that the Company has breached the contracts by not honoring notices of conversion of debt for shares of common stock of the Company.

The Notes in the aggregate principal amount of $3,000,000 had been issued to the Investors under the terms of securities purchase agreement dated April 28, 2006. As a result of the default notice, all payments due under the Notes are accelerated and the entire balance of the principal plus all accrued but unpaid interest under the Notes in the aggregate amount of $2,527,050 will be due immediately.

The Company filed to have the case remanded to the United Stated District Court, Southern District of New York (the “Court”) as Civil Case  No. 07 Civ 8719 (PAC). The Company filed Counterclaims against the Investors.

On December 27, 2007, the parties executed and filed with the Court a stipulated and agreed dismissal of the Investors’ Complaint and the Company’s Counterclaims, all without prejudice.  On January 2, 2008 the dismissals were entered by the Court.  The resulting resolution is to  prevent the Investors from accelerating, enforcing or collecting on the Notes.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2007, the Company awarded 3,375,000 shares of restricted common stock to consultants, employees and directors with an aggregate cost of $207,750.  The Company issued 59,000 shares to three private lenders in conjunction with their short term loans to the Company at a cost of $11,800. Additionally, the Company granted 100,000 shares of restricted stock to Shelter Island Opportunity Fund, L.L.C. in conjunction with the loan modification at a cost of $17,000.

Item 3.  Defaults Upon Senior Securities

See Item 1 above.

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

EMTA Holdings, Inc. (Registrant)

Date: February 19, 2008	/s/ Edmond L. Lonergan
Edmond L. Lonergan President and Chief Executive Officer

Date: February 19, 2008	/s/ James C. Marshall
James C. Marshall Chief Financial Officer