Form 10-K
period 2008-03-31
EMTA Holdings, Inc.
filed 2008-07-15
CIK 1372533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File No. 333-136583

EMTA HOLDINGS, INC.
(Name of the small business issuer as specified in its charter)

Nevada	41-2145716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7430 E. Butherus, Suite C, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (480) 222-6222

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act).  Yes  ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ No ☑

The aggregate market value of Common Stock, $.001 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the OCT:BB on July 10, 2008, was $7,277,736.

The number of shares of common stock outstanding as of July 10, 2008 was 60,447,283.

Documents incorporated by reference: None.

TABLE OF CONTENTS

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on   Form 10-K   (“Annual Report”) for EMTA Holdings, Inc. (“EMTA” the “Company,” “we,” “our” or “us”) contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the fuel additive products market; the potential inability to realize expected benefits from new products and products under development; domestic and international business and economic conditions; changes in the petroleum industry; unexpected difficulties in penetrating the commercial and industrial markets for our products; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufactured raw material and manufacturing capacity; future production variables impacting excess inventory and other risk factors listed in the section of this Annual Report entitled “Risk Factors” and from time to time in our Securities and Exchange Commission filings under “risk factors” and elsewhere.

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

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Introduction

We are engaged in the research, development, manufacturing and distribution of a variety of products that improve overall energy efficiency with a specific concentration on petroleum based energy sources. We currently have three wholly owned operating subsidiaries, EMTA Corp, Dyson Properties, Inc. and White Sands, LLC.

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

White Sands' core products are primarily designed to aid in the combustion of diesel fuel. It has developed two distinct diesel fuel additives, Clean Boost improves combustion efficiency and reduces pollution and particulate emissions significantly. In addition, Clean Boost Low-Emissions (“Clean Boost LE”) insures that diesel fuel users will be able to meet or exceed the new, more stringent emissions rules. This product was first certified by the EPA and the Texas Commission on Environmental Quality (“TCEQ”) on March 26, 2007.  In June, 2008 the Company received an unconditional approval for the Clean Boost LE product from the TCEQ.

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

Effective January 1, 2007, the Company took control of Dyson Properties, Inc. for an aggregate purchase price of $2,100,000 which includes cash, stock and warrants. An initial payment of $100,000 was made on January 9, 2007 and a second cash payment of $150,000 was made on July 5, 2007 with the balance of $254,240 due in July, 2008. On March 26, 2007, the Company issued the seller 1,400,000 shares of common stock and cashless warrants to acquire 1,400,000 shares of common stock at an exercise price of $0.75 per share. In addition, the Company agreed to pay a royalty on all products sold that contain the Synergyn formulations.

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

During the past year we completed the research and development of a second diesel fuel additive, Clean Boost LE™ which was formulated to reduce emissions. This product when mixed with diesel fuel, reduces the exhaust gases from combustion to meet the most stringent requirements of both Texas and California. Clean Boost LE™ was tested at a renowned test facility with both the TCEQ and EPA as observers. The test results were submitted to Texas and then to the EPA which subsequently certified that Clean Boost LE™ met the goals of reducing diesel fuel emissions. The EPA Certification #201920002CB-LE and the TCEQ products #TXLED-A-00009 was issued in March of 2007.  In June, 2008 the Company received an unconditional approval for the Clean Boost LE product from the TCEQ.

These products are used in the automotive, oil and gas, shipping and mining sectors. We believe that both Clean Boost™ products help in the following ways in diesel applications in the automotive and other industries to:

●	Lower fuel consumption (ie. Better fuel efficiency)
●	Reduce exhaust emissions
●	Lower maintenance requirements
●	Reduce soot (carbon particles) in lubricating oil
●	Carbon deposits in the combustion chamber are reduced
●	Provide easier starting in cold weather

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

Our products are currently sold in approximately 4,000 retail outlets in the United States and Canada. During the year ended March 31, 2008 no retailers accounted for more than 10% of our sales volume.  These outlets include one major retailer, O'Reilly's Auto Parts that operate approximately 1,900 stores as well as a variety of approximately 2,100 smaller and independent retail outlets.

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

Testing

We utilize two primary methods of testing: laboratory bench tests and field trials. We utilize both testing methods to further develop the body of test data necessary to support marketing and sales efforts. As we have matured, we have become aware of the importance of developing and managing specific testing protocols for field-based testing and adhering to already developed, industry recognized testing standards when engaged in laboratory bench tests. Numerous variables exist in any testing protocol, and if not carefully managed, one change in one variable could skew the test results. To address this challenge, a standardized testing and trial evaluation protocol has been developed. The use of this protocol allows us to:

●	understand the size of the opportunity;
●	help prioritize available resources;
●	ensure approved testing is structured and conducted in a controlled way; and
●	ensure we will have full access to all testing results conducted by third parties.

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

A second test was done by Southwest Research Institute regarding our low emission diesel fuel additive, Clean Boost-LE ™, with both Texas and EPA observers. The test required approximately 15 days of running on a certified diesel engine in a calibrated test cell. The results were then documented and presented to the Texas Low Emission Diesel Board which after review, submitted them to the EPA for their analysis. On March 26, 2007, the EPA certified that our product, Clean Boost LE ™, met the stringent emissions reduction requirements and the Company received its certification, #201920002CB-LE. In May, 2008, the TCEQ reevaluated and implemented new standards and determined that our CB-LE meet all of the requirements without restrictions or retesting and issued its unconditional approval.

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

Some of our main competitors include the following:

Z-Max:    a division of Speedway Motorsports, Inc. Z-Max is a widely recognized brand product has a retail shelf price of between $29.99 and $39.99. Speedway is a financially strong entity that markets Z-Max in a distinct package. In addition, Z-Max has significant signage at racetracks owned by Speedway.

DuraLube:    although the company is currently in bankruptcy, there has been talk that an investor group may revive the company and its products. DuraLube is a recognized brand that holds shelf placement in major stores, including Wal-Mart.

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

Employees

With the exception of our Chief Executive Officer with whom we have entered into an employment agreement, our staff works for us on a consultant basis. Currently we have 5 such consultants, two of which are executives, three of which work in sales and six of which work in various administrative functions. In addition, with the acquisition of Dyson Properties, there are 11 employees located in Durant, Oklahoma, which are divided into 2 management personnel, 3 administrators and 6 production personnel. These employees are paid on a weekly basis.

ITEM 1A.	RISK FACTORS

We are subject to a number of risks that could have a significant impact on the Company, its shareholders and lenders. Some of these are detailed below.

We may not have effective internal controls if we fail to remedy any deficiencies we may identify in our system of internal controls.

In preparation for the annual report of management regarding our evaluation of our internal controls that is required to be included in our annual report for the year ended March 31, 2008 by Section 404 of the Sarbanes-Oxley Act of 2002, we will need to assess the adequacy of our internal control, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes -Oxley Act. If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect our investor confidence in our internal controls over financial reporting.

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

Failure to meet customers’ expectations or deliver expected performance of our products could result in losses and negative publicity, which will harm our business.

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

If we are unable to meet customer demand or comply with quality regulations, our sales will suffer.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company owns its operating plant and facilities in Durant Oklahoma. This property consist of 5.03 acres of land with three buildings totaling 53,459 square feet of industrial and office space. The property is subject to a first mortgage loan of approximately $807,062. This facility is the Company’s blending, bottling and distribution center for its EMTA, XenTx and Synergyn products. The Company also leases 4,100 square feet of office space in Scottsdale Arizona for its corporate offices at an annual rental of $75,793 increasing annually to $80,409 in 2011.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for shareholders vote during the fourth quarter.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the Over the Counter Bulletin Board under the symbol EMHD.OB. since February 9, 2007. Prior thereto and to date, our stock has been trading on the Pink Sheets since April 8, 2006.

The following is the range of high and low bid prices for our common stock for the periods indicated:

	Bid Prices
	High	Low

Quarter ended June 30, 2006	$7.00	$2.55
Quarter ended September 30, 2006	$5.25	$4.40
Quarter ended December 31, 2006	$4.40	$1.01
Quarter ended March 31, 2007	$1.01	$0.08
Quarter ended June 30, 2007	$0.95	$0.14
Quarter ended September 30, 2007	$0.44	$0.06
Quarter ended December 31, 2007	$0.25	$0.06
Quarter ended March 31, 2008	$0.35	$0.13
Quarter ended June 30, 2008	$0.43	$0.19

Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

Stockholders

As of July 9, 2008, the number of stockholders of record was approximately 1,200.

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

Securities Authorized for Issuance under Equity Compensation Plans

In March, 2008, the Company issued 5,415,000 stock options to employees, directors and consultants. One third of which each become vested on October 1, 2008, April 1, 2009 and October 1, 2009 provided the participant’s continue service to the Company. The options are exercisable for three years from the grant date.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	5,415,000	$0.20	15,293,354

Total	5,415,000	$0.20	15,293,354
____________
(1)	The options were issued pursuant to a Registration Statement on Form S-8 filed by the Company.
(2)	The Plan will be submitted to the shareholders for approval at the next annual meeting

Recent Sales of Unregistered Securities.

None.

ITEM 6.	SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the years ended March 31, 2008 and 2007 as a percentage of net sales:

	2008	2007

NET SALES	100.0%	100.0%

COST OF SALES	47.1%	40.3%

GROSS PROFIT	52.9%	59.7%

OPERATING EXPENSES
Selling, general and administrative	97.4%	278.2%
Depreciation and amortization	8.9%	14.7%
Allowance for bad debts	0.0%	(1.5)%
Research and development	4.3%	28.9%

TOTAL OPERATING EXPENSES	110.6%	320.3%

LOSS FROM OPERATIONS	(57.7)%	(260.6)%

Other income (expense)	0.0%	1.5%
Interest expense	(30.8)%	(34.6)%
Cost of curing loan default	0.0%	(1,324.8)%

LOSS BEFORE INCOME TAXES	(88.5)%	(1,618.5)%
Income tax benefit	0.0%	0.0%

NET INCOME (LOSS)	(88.5)%	(1,618.5)%

Year ended March 31, 2008 as compared to year ended March 31, 2007

Net Sales: Net Sales increased from $1,053,767 in 2007 to $2,769,949 in 2008 or an increase of $1,716,182. This represents an increase of 162.9% over the prior year. This increase was due to improved XenTx sales to the commercial/industrial market and the increase in Dyson sales and inclusion of that revenue for the entire year 2008 while only the prior year fourth quarter included such results. During the fourth quarter of 2007 sales for Dyson were $396,614. Also, the company reduced its emphasis on retail sales and concentrated on the commercial/industrial market, particularly with long haul trucking fleets and large earth moving equipment companies.  This has resulted in fewer stores carrying the XenTx retail products and a substantial increase in the number of tests by major trucking and other fleet operators.

Gross Margin: Gross Margin decreased to 52.9%  from 59.7% or a decrease of 6.8%. This was due to increased petroleum based product costs used by the Dyson product mix.

Selling, General and Administrative Expenses: The Company reduced its SG &A from $2,931,090 to $2,696,507 or an improvement of $234,583. This was due to the continued reduction in personnel and reduced sales and promotional expenses, and a shift to outside sales rep companies from in-house full time sales personnel.

Research and Development: The expense for research and development was reduced from $304,793 to $118,546 or a reduction of $186,247. This was due to our decision to delay certain product development and testing until the next year and allow more funds to be directed to inventory and receivables as a result of increase sales demand.

Cost to cure: The Cost of Curing Loan Default decreased $13,960,334 since no such cost was incurred in 2008. The Cost of Curing the Loan Default in 2007 was incurred by the Company for its failure to file its Registration Statement with the Securities and Exchange Commission within the designated time as required by the lenders. The Company issued 5,000,000 warrants at an exercise price of $2.50 per share. Taking into account the Weighted Average Term Remaining (years), Volatility, Risk-Free Rate and Implied Value, the recorded value of this default is $13,960,334.

IMPACT OF INFLATION

Inflation has not had a material effect on our results of operations.  We expect the cost of petroleum base products to track the increase and decrease in the worldwide oil prices.

SEASONALITY

The seasons of the year have no material impact on the Company’s products or services.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

We have experienced net losses and negative cash flows from operations and investing activities for the fiscal years 2008 and 2007. The aggregate losses from operations and net losses for the last two fiscal years aggregated $4,344,475 and $19,506,128, respectively, reflecting improvements of these two items from the prior two year period of $3,529,155 and $2,682,213, respectively.   Cash consumed from operating and investing activities in 2008 declined from an aggregate of $4,204,392 in 2007 to $1,958,999 in 2008. We have funded our operations to date by borrowings from third parties and investors, a substantial portion of which are convertible into our common stock. In fiscal 2008 we completed a long term debt financing in the gross amount of $1,469,482 and sales of common stock of $1,115,312.

OFF BALANCE SHEET ARRANGEMENTS

Not applicable.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Allowance for Doubtful Accounts -   The Company provides an allowance for doubtful accounts when management estimates collectibility to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $34,149 at March 31, 2008 and 2007.

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

Intangible Assets - Intangible assets consist of patents, trademarks and government approvals. For financial statement purposes, identifiable intangible assets with a defined life are being amortized using the straight-line method over the estimated useful lives of the assets. Costs incurred by the Company in connection with patent, trademark applications and approvals from governmental agencies such as the Environmental Protection Agency, including legal fees, patent and trademark fees and specific testing costs, are expensed as incurred. Purchased intangible costs of completed developments are capitalized and amortized over an estimated economic life of the asset, generally seven years. commencing on the acquisition date. Costs subsequent to the acquisition date are expensed as incurred.

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

Research, Testing and Development - Research, testing and development costs are expensed as incurred. Research and development expenses, including testing, were $118,546 and $304,793 for the years ended March 31, 2008 and 2007, respectively. Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition.

Income Taxes - We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of March 31, 2008 and 2007.

Concentrations of Credit Risks —Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. With respect to accounts receivable, such receivables are primarily from distributors and retailers located in the United States and foreign distributors. The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer's financial condition.  At March 31, 2008, the amounts due from two foreign distributors were $745,952, which represents 79.9% of accounts receivable.

Segment Information

We operate in one industry segment, the development, manufacture and sale of private and commercial vehicle energy efficient enhancement products. These products are designed to extend engine life, promote fuel efficiency and reduce emissions. At March 31, 2008 these products are being marketed by the Company and sales were predominantly in the United States of America, Canada, Mexico and Nigeria.

New accounting pronouncements:

GAAP Hierarchy

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." EMTA does not expect the adoption of SFAS No. 162 to have a material effect on its results of operations and financial position.

Convertible Debt

In May 2008, the FASB issued Financial Statement Position (FSP) Accounting Principles Board (APB) 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by EMTA in the first quarter of fiscal 2010. EMTA is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its results of operations and financial position.

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51." SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal 2010. We do not expect the adoption of SFAS No. 160 to have a material effect on its results of operations and financial position.

Fair Value Option

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115," which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. This statement is effective for fiscal years beginning after November 15, 2007. EMTA does not expect the adoption of SFAS No. 159 to have a material effect on its results of operations and financial position.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for fiscal years beginning after November 15, 2007. EMTA does not expect the adoption of SFAS No. 157 to have a material effect on its results of operations and financial position.

Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. The effect of adopting SFAS No. 158 on EMTA's financial statements at March 31, 2007 and 2008 has no effect on the Company.

Split-Dollar Life Insurance Arrangements

In September 2006, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The scope of EITF No. 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. We adopted EITF No. 06-4 early, in fiscal 2008, and its adoption did not have an impact on EMTA’s results of operations or financial position.

Income Taxes

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes," which supplements SFAS No. 109, "Accounting for Income Taxes,' and is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in accordance with SFAS 109 by prescribing guidance for the recognition, de-recognition, and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 requires that any liability created for unrecognized tax benefits be disclosed. The application of FIN 48 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets.

On March 31, 2007, we adopted the provisions of FIN 48. There was no material impact to EMTA of adopting FIN 48.

Life Insurance Policies

In March 2006, the FASB issued FSP No. FTB 85-4-1, "Accounting for Life Settlement Contracts by Third Party Investors." FSP FTB 85-4-1 provides for a contract-by-contract irrevocable election to account for life settlement contracts on either a fair value basis, with changes in fair value recognized in the condensed consolidated statements of operations, or through use of the investment method. Under the investment method, the initial investment and continuing costs are capitalized; however, no income is recognized until the death of the insured party. The guidance of FSP FTB 85-4-1 will be effective for fiscal years beginning after June 15, 2006. EMTA adopted FSP FTB 85-4-1 as of the beginning of fiscal 2008, and its adoption did not have an impact on EMTA’s results of operations or financial position.

In September 2006, the EITF reached a conclusion on EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance." The scope of EITF No. 06-5 consists of three separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of "key persons." The three issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EMTA adopted EITF No. 06-5 as of the beginning of fiscal 2008, and its adoption did not have a material impact on EMTA’s results of operations or financial position.

Litigation - The Company is and may become a party in routine legal actions or proceedings in the ordinary course of its business. The Company is a defendant in one case for the payment of advertising costs in which the Company does not believe that the services were adequately performed. Management does not believe that the outcome of these routine matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

Environmental —The Company's operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company must devote substantial financial resources to ensure compliance, and it believes that it is in substantial compliance with all the applicable laws and regulations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements that constitute Item 8 are included at the end of this report beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

(a)	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were not effective because of the material weakness identified as of such date discussed below.  Notwithstanding, the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

(b)	REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008, based on the framework and criteria established in Internal Control – Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will occur and not be detected by management before the financial statements are published.  In its assessment of the effectiveness in internal control over financial reporting as of March 31, 2008, the Company determined that there were control deficiencies that constituted a material weakness, as described below.

●
We have not assessed our control environment or entity-level controls.  Due to time and staff constraints, we did not perform an assessment of our control environment or entity-level controls in accordance with COSO standards.

●
We have not tested the operating effectiveness of our controls over financial reporting.  During our review process we created and implemented new controls and procedures.  However due to time and staff constraints, we did not test our controls over financial reporting in accordance with COSO standards.  Since we have not completely tested our controls, we have determined that our controls over financial reporting were ineffective.

Due to these material weaknesses, management concluded that our internal control over financial reporting was not effective as of March 31, 2008.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	REMEDIATION PLAN FOR MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company is in the process of developing and implementing a remediation plan to address the material weaknesses as described above.  The Company has taken the following actions to improve internal control over financial reporting:

●	During the remaining period through the year ending March 31, 2009, we intend to devote resources, to properly assess, and remedy if needed, our control environment and entity-level controls.

●
During the remaining period through the year ending March 31, 2009, we will enhance our risk assessment, internal control design and documentation and develop a plan for testing in accordance with COSO standards.

●
The Company requires that all significant or non-routine adjustments be thoroughly researched, analyzed, and documented by qualified personnel, and to provide for complete review of the resulting transaction by senior management prior to recording the transactions.

●	Develop and implement focused other procedures in the internal control function.

In light of the aforementioned material weakness, management conducted a thorough review of all significant or non-routine adjustments for the year ended March 31, 2008.  As a result of this review, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the year ended March 31, 2008 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following persons are our executive officers and directors as of the date hereof:

Name	Age	Position

Edmond Lonergan	62	Chairman, President, Secretary
James Marshall	63	Chief Financial Officer, Director
Kenneth Bennett	49	Director
Edward Miller	65	Director
Pat Choate	67	Director

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

Kenneth Bennett has been a director since 2007. From 1998 through 2006 Mr. Bennett was an Arizona State Senator and President of the Senate during the last four years. He has served on numerous State committees, the Arizona State Board of Education, Governor’s Task Force on Education Reform and the Education Leaders Council in Washington, D.C. Mr. Bennett has been President of Bennett Oil Co. in Prescott Arizona since 1984, a regional fuel distribution company.

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

The Board of Directors met three times during fiscal 2008. During that time, each Board member attended all of the meetings of the Board held during that period.

Board of Directors - Committees

We have an Audit Committee and a Compensation Committee.

Audit Committee. The Audit Committee, currently consisting of Mr. Miller and Mr. Choate, reviews the audit and control functions of EMTA Holdings, Inc., the Company’s accounting principles, policies and practices and financial reporting, the scope of the audit conducted by our company's auditors, the fees and all non-audit services of the independent auditors and the independent auditors' opinion and letter of comment to management and management's response thereto. The Audit Committee was designated on October 1, 2005 and held two meetings during the fiscal year ended March 31, 2008.

Compensation Committee. The Compensation Committee is currently comprised of two non-employee Board members, Pat Choate and Edward Miller. The Compensation Committee reviews and recommends to the Board the salaries, bonuses and prerequisites of our company's executive officers. The Compensation Committee also reviews and recommends to the Board any new compensation or retirement plans and administers such plans. No executive officer of our company serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our company's Board of Directors or Compensation Committee. The Compensation Committee held one meeting during the fiscal year ended March 31, 2008.

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

ITEM 11.	EXECUTIVE COMPENSATION

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

Summary   Compensation Table

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Stock Awards ($) (3)	Total ($)

Edmond L. Lonergan, Chief Executive Officer,	2008	$116,725	$144,000	$260,725
President and Director, Principle Executive (1)	2007	$104,000	$160,000	$264,000
	2006	$90,000	$–	$90,000

James C. Marshall, Chief Financial Officer,	2008	$78,000	$48,000	$126,000
Secretary, Treasurer and Director, Principle	2007	$90,000	$56,000	$146,000
Accounting Officer (2)	2006	$–	$8,000	$8,000
____________
(1)	Includes compensation paid by predecessor company, EMTA Corporation, prior to March 31, 2006 reverse merger.
(2)	Received no compensation prior to 2006 fiscal year.
(3)	Based on fair market value of common stock on date of award.

There were no outstanding equity awards at the end of the year.

Compensation of Directors

DIRECTOR COMPENSATION TABLE
Name	Fees earned or Paid in Cash ($)	Stock Awards ($)	Total ($)

Pat Choate	$–	$6,000	$6,000
Ed Miller	$–	$6,000	$6,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables present information, to the best of the Company’s knowledge, about the beneficial ownership of its common stock on June 30, 2008 relating to the beneficial ownership of the Company’s common stock by those persons known to beneficially own more than 5% of the Company’s capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 60,447,283 shares of common stock outstanding.

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

Security Ownership of Certain Beneficial Owners

	Amount of	Percent
Name and Address of Beneficial Owner	Beneficial Ownership	of Class (1)

Michael Brannon	6,372,269	10.5%
7430 E. Butherus Dr.
Scottsdale, AZ 85260

Edmond Lonergan	5,404,167	8.9%
Chairman, CEO, President
7430 E. Butherus Dr.
Scottsdale, AZ 85260

T. Squared Investments LLC	3,629,400	6.0%
1325 Sixth Avenue, Floor 28
New York, NY 10019

All officers and directors as	8,589,167 (2)	14.2%
a group (5 persons)
____________
(1)	Rounded to the nearest tenth of a percent.
(2)	Includes shares beneficially owned by officers and directors.

Security Ownership of Management

	Amount of	Percent
Name and Address of Beneficial Owner	Beneficial Ownership	of Class (1)

Edmond Lonergan	5,404,167	8.9%
Chairman, President
7430 E. Butherus Dr.
Scottsdale, AZ 85260

James Marshall	1,300,000	2.2%
Chief Financial Officer
7430 E. Butherus Dr.
Scottsdale, AZ 85260

Kenneth Bennett	1,000,000	1.7%
Vice President and Director
7430 E. Butherus Dr.
Scottsdale, AZ 85260

Edward Miller	695,000	1.1%
Director
7430 E. Butherus Dr.
Scottsdale, AZ 85260

Pat Choate	190,000	0.3%
Director
7430 E. Butherus Dr.
Scottsdale, AZ 85260

Total	8,589,167	14.2%
____________
(1)	Rounded to the nearest tenth of a percent.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to its knowledge, any of its directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest except that during 2007, Michael Brannon loaned the Company $200,000 on a short term note which requires repayment plus interest.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

On May 29, 2007, the board of Directors authorized engaging Semple, Marchal & Cooper, LLP (“SMC”) as the Company’s new independent accountants to audit the Company’s financial statements for the fiscal year ending March 31, 2007.

Audit Fees. The aggregate fees paid for the annual audit of financial statements included in our Registration Statements including the year ended March 31, 2007 amounted to approximately $53,092 and the review of our quarterly reports for the year ended March 31, 2008.

Audit Related Fees. For the year ended March 31, 2008, we paid $45,000 to SMC for other audit related fees.

Tax Fees. For the years ended March 31, 2007 and March 31, 2008, we paid no fees to SMC for tax fees.

All Other Fees. For the year ended March 31, 2007 and March 31, 2008, we paid no fees to SMC for any non-audit services.

The above-mentioned fees are set forth as follows in tabular form:

	2008	2007

Audit Fees	$53,092	$47,175
Audit Related Fees	45,000	9,625
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

The members of the Company’s independent Directors of the Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date. There have been no non-audit services provided by our independent accountant for the year ended March 31, 2008.

PART IV

ITEM 15.	EXHIBITS

The information required by this Item is set forth in the section of this Annual Report entitled “EXHIBIT INDEX” and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMTA Holdings, Inc.

Dated: July 14, 2008	By:	/s/ Edmond L. Lonergan

By: Edmond L. Lonergan Its: Chief Executive Officer (Principal Executive Officer) and Director

Dated: July 14, 2008	By:	/s/ James C. Marshall

By: James C. Marshall Its: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 14, 2008	/s/ Edmond L. Lonergan

Edmond L. Lonergan — Chief Executive Officer and Director

Dated: July 14, 2008	/s/ James C. Marshall

James C. Marshall — Chief Financial Officer and Director

Dated: July 14, 2008	/s/ Kenneth Bennett

Kenneth Bennett — Director

Dated: July 14, 2008	/s/ Ed Miller

Ed Miller — Director

Dated: July 14, 2008	/s/ Pat Choate

Pat Choate — Director

EXHIBIT INDEX

Number	Exhibit

2.1	Purchase and Sale Agreement dated as of January 5, 2007 between Dyson Properties, Inc. and ATME Acquisitions, Inc., and wholly owned subsidiary of EMTA Holdings, Inc. (2)
3.1	Certificate of Incorporation (1)
3.2	By-Laws (1)
4.1	Form of Callable Secured Convertible Note (1)
4.2	Form of Stock Purchase Warrant (1)
4.3	Amendment to Warrant (1)
10.1	Agreement, dated October 1, 2004, between EMTA Corp. and Corporate Architects, Inc. (1)
10.2	Agreement, dated June 15, 2006, between the Company and James Marshall (1)
10.3	Securities Purchase Agreement, dated April 28, 2006, by and among the Company,AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (1)
10.4	Registration Rights Agreement, dated April 28, 2006, by and among the Company,AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (1)
10.5	Security Agreement, dated as of April 28, 2006, by and among the Company,AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (1)
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

10.8	Securities Purchase Agreement (5)
10.9	Registration Rights Agreement (5)
10.10	Term Note Security Agreement (5)
10.11	Stock Pledge Agreement (5)
10.12	Secured Term Note (5)
10.13	Form of Term Note Security Agreement (5)
10.14	Form of Production Holdings Warrant (5)
10.15	Form of Exchange Warrant (5)
10.16	Form of Put Option (5)
10.17	Dyson Properties, Inc. Amended and Restated Sales/Purchase Agreement dated March 26, 2007
10.18	Amendment No. 1 to Dyson Properties, Inc. Amended and Restated Sales/Purchase Agreement, dated June 26, 2007
10.19	Amended and Restated Secured Term Note between EMTA Production Holdings, Inc. and Shelter Island Opportunity Fund, LLC, dated June 30, 2008
10.20	Amendment to Securities Purchase Agreement by and among Shelter Island Opportunity Fund, LLC, EMTA Holdings, Inc., and EMTA Production Holdings, Inc., dated June 30, 2008
10.21	Amended and Restated Secured Term Note between EMTA Production Holdings, Inc. and Shelter Island Opportunity Fund, LLC, dated December 10, 2007
10.22	Amendment to Securities Purchase Agreement by and among Shelter Island Opportunity Fund, LLC, EMTA Holdings, Inc. and EMTA Production Holdings, Inc., dated December 10, 2007
21.1	List of Subsidiaries
31.1	Officer’s Certificate Pursuant to Section 302
31.2	Officer’s Certificate Pursuant to Section 302
32.1	Certification Pursuant to Section 906
32.2	Certification Pursuant to Section 906
____________
(1)	Filed with registrations statement filed August 14, 2006
(2)	Filed with Form 8-K filed January 10, 2007
(3)	Filed with Form 8-K filed April 9, 2007
(4)	Filed with Form 8-K filed June 8, 2007
(5)	Filed with Form 8-K filed July 12, 2007

Item 8.     Financial Statements and Supplementary Data

INDEX

Page

Years Ended March 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm - Semple, Marchal & Cooper, LLP	F-2

Consolidated Balance Sheets As of March 31, 2008 and 2007	F-3

Consolidated Statements of Operations For The Years Ended March 31, 2008 and 2007	F-4

Consolidated Statement of Stockholders’ (Deficit) For The Years Ended March 31, 2008 and 2007	F-5

Consolidated Statements of Cash Flows For the Years Ended March 31, 2008 and 2007	F-6 – F-7

Notes to Consolidated Financial Statements March 31, 2008 and 2007	F-8 – F-23

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
EMTA Holdings, Inc.

We have audited the accompanying consolidated balance sheet of EMTA Holdings, Inc. as of March 31, 2008 and March 31, 2007 and the related consolidated statements of operations, changes in stockholders’ (deficit)/equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMTA Holdings, Inc. at March 31, 2008 and March 31, 2007, and the results of its operations, changes in stockholders’ (deficit)/equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Semple, Marchal & Cooper, LLP

Phoenix, Arizona
July 14, 2008

EMTA Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	March 31,
ASSETS	2008	2007

Current Assets:
Cash	$59,544	$101,116
Accounts receivable	932,125	67,571
Notes receivable	137,500	–
Inventory	416,793	586,453
Prepaid expenses	62,849	28,304
Total Current Assets	1,608,811	783,444
Property, plant and equipment, net of accumulated depreciation	1,786,967	2,035,908
Other Assets:
Other assets	2,351	12,156
Intangible assets	633,611	760,333
Total Other Assets	635,962	772,489
Total Assets	$4,031,740	$3,591,841

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$815,932	$640,852
Accrued liabilities	1,657,416	1,396,063
Cashless warrant liability	257,379	58,283
Notes payable and amounts due within one year	1,795,398	1,989,693
Conversion share derivative liability	–	2,305,999
Total Current Liabilities	4,526,126	6,390,890
Notes payable due after one year	874,698	–
Conversion share derivative liability	2,362,815	–
Total Liabilities	7,763,639	6,390,890
Stockholders' Equity
Preferred Stock, $0.001 par value, 1,000,000 authorized;
no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 250,000,000
authorized, issued and outstanding 54,885.103
and 40,396,004 at March 31, 2008 and
2007, respectively	54,885	40,396
Additional paid-in capital	23,267,228	21,764,483
Accumulated Deficit	(27,054,012)	(24,603,928)
Total Stockholders' Equity	(3,731,899)	(2,799,049)
Total Liabilities and Stockholders' Equity	$4,031,740	$3,591,841

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the year ended March 31,
	2008	2007
Revenue:
Sales, net of returns and allowances	$2,769,949	$1,053,767
Cost of sales	1,305,328	424,929

Gross Profit	1,464,621	628,838

Operating Expenses:
Selling, general and administrative	2,696,507	2,931,090
Depreciation and amortization	247,768	154,666
Allowance for bad debts	41	(15,476)
Research and development	118,546	304,793

Total Operating Expenses	3,062,862	3,375,073

Loss From Operations	(1,598,240)	(2,746,235)

Other Income and (Expense):
Other income	–	12,608
Gain/(Loss) on disposal of assets	–	2,850
Interest expense	(851,843)	(364,932)
Cost of curing loan default	–	(13,960,334)

Loss before provision for income taxes	(2,450,084)	(17,056,043)

Provision for/(Benefit of) income taxes	–	–

Net Loss	$(2,450,084)	$(17,056,043)

Earning per share:
Basic loss per share	$(0.06)	$(0.54)
Weighted average shares outstanding	44,490,994	31,410,799

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders (Deficit)/Equity

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance March 31, 2006	31,217,004	$31,217	$6,742,578	$(7,547,885)	$(774,090)

Fractional shares issued on reverse acquisition	4,000	4	(4)
Fair value of loan cure at cure date			13,960,334		13,960,334
Shares issued for acquisition of Dyson Properties, Inc.	1,400,000	1,400	110,600		112,000
Shares issued for services of employees and others	7,325,000	7,325	578,675		586,000
Shares issued on conversion of debt	450,000	450	372,300		372,750
Net loss for the year ended March 31, 2007				(17,056,043)	(17,056,043)

Balance March 31, 2007	40,396,004	40,396	21,764,483	(24,603,928)	(2,799,049)

Shares issued for cash	9,050,000	9,050	1,106,262		1,115,312
Shares issued for services of employees and others	4,239,099	4,239	297,483		301,722
Shares issued on conversion of debt	1,200,000	1,200	99,000		100,200
Net loss for the year ended March 31, 2008				(2,450,084)	(2,450,084)

Balance March 31, 2008	54,885,103	$54,885	$23,267,228	$(27,054,012)	$(3,731,899)

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the year ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(2,450,084)	$(17,056,043)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	247,768	154,666
Loss (gain) on sale of assets	–	(2,850)
Bad debt provision	–	(15,476)
Cost of curing loan default	–	13,960,334
Amortization of debt discount	295,050	224,532
Shares issued for services	289,722	84,000
Stock grants to employees	12,000	502,000
Cashless warrant conversion	199,096	–
Changes in assets and liabilities, excluding
effects of acquisitions:
Accounts receivable	(864,554)	58,309
Inventories	169,660	(132,878)
Prepaids	(34,545)	9,731
Other assets	9,805	5,219
Accounts payable	175,080	(365,585)
Accrued liabilities	261,353	108,257
Cash provided (used) by operating activities	(1,689,649)	(2,465,784)

Investing Activities:
Capital expenditures	(12,089)	(1,838,608)
Acquisitions of business	(119,760)	100,000
Note receivable	(137,500)	–
Cash used by investing activities	(269,349)	(1,738,608)
Financing Activities:
Net borrowings of short term debt	1,413,442	4,295,692
Repayment of debt	(611,327)	–
Net proceeds from issuance of common shares	1,115,312	–
Net cash used by financing activities	1,917,427	4,295,692
Net increase (decrease) in cash	(41,571)	91,300
Cash at beginning of period	101,116	9,816
Cash at end of period	$59,544	$101,116

(Continued)
See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Continued)

	For the year ended March 31,
	2008	2007
Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$367,536	$70,302
Income taxes	$–	$–

Non Cash Activities:
Notes payable converted to common stock	$(100,200)	$(372,750)
Common stock issued for notes payable	1,200	450
Additional paid-in capital from conversion of note payable	99,000	372,300
	$–	$–

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2008 and 2007

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

Acquisitions and Mergers - Effective January 1, 2007 the Company has acquired Dyson Properties, Inc. Dyson manufactures and sells automotive racing and performance oils and lubricants under the name Synergyn Racing and also produces products under contract to third parties. The Synergyn line established in 1987 compliments the XenTx line and gives EMTA manufacturing and distribution capabilities from the Synergyn plant in Durant, OK.

This acquisition gives the Company the ability to manufacture, bottle and distribute its products through the Dyson location in Durant OK. We expect to expand distribution of both product lines through the cross marketing of each other’s products.

The aggregate purchase price is $2,100,000, to be paid in cash and stock. The initial payment of $100,000 was made on January 9, 2007. An additional $150,000 was paid on the Closing Date, July 5, 2007. The balance of $254,240 will be paid in July 2008. In addition, on March 26, 2007 the Company issued 1,400,000 shares of common stock to the seller and the right to 1,400,000 warrants to acquire a like number of shares on a cashless basis at an exercise price of $0.75 per share for a period of three years from the Closing Date. In addition, the Seller will be entitled to a royalty for all sales of the Synergyn products for five years at a rate of $0.20 per gallon or $0.20 per pound as the case may be, paid quarterly on the first $600,000 of royalties earned during the royalty term and $0.10 per gallon or per pound thereafter for the remainder of the royalty term.  During the year ended March 31, 2008 the purchase price was adjusted by $119,760 pursuant to the Purchase Agreement

The purchase price was allocated to the fair market value of assets acquired and liabilities assumed as follows:

Cash and receivables	$22,122
Inventory	129,855
Property and equipment	1,893,151
Total assets acquired	2,045,128
Total liabilities assumed	1,371,112
Net assets acquired	$674,016

Continuance of Operations

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to develop products and operate its sales force and to acquire additional businesses.   The Company has negative working capital, has incurred operating losses and requires additional capital to fund development activities, meet its obligations and maintain its operations. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company completed a private offering of its restricted common stock in April 2008 with the sale of 10,206,000 shares, with net proceeds to the Company of $1,211,962.  Of this amount, $1,015,312 was received in the fourth quarter of 2008 and is included in these financial statements.  The Company is in negotiations to obtain additional necessary capital to complete its regulatory approvals, expand production and sales and generally meet its business objectives. The company forecasts that the equity obtained and additional borrowing capacity will provide sufficient funds to complete its primary development activities and achieve profitable operations.  Accordingly, these financial statements do not include any adjustments that might result from this uncertainty.

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

Allowance for Doubtful Accounts -   The Company provides an allowance for doubtful accounts when management estimates collectibility to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $34,149 at March 31, 2008 and 2007.

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

Intangible Assets - Intangible assets consist of patents, trademarks and government approvals. For financial statement purposes, identifiable intangible assets with a defined life are being amortized using the straight-line method over the estimated useful lives of the assets. Costs incurred by the Company in connection with patent, trademark applications and approvals from governmental agencies such as the Environmental Protection Agency, including legal fees, patent and trademark fees and specific testing costs, are expensed as incurred. Purchased intangible costs of completed developments are capitalized and amortized over an estimated economic life of the asset, generally seven years. commencing on the acquisition date. Costs subsequent to the acquisition date are expensed as incurred.

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

Research, Testing and Development - Research, testing and development costs are expensed as incurred. Research and development expenses, including testing, were $118,546 and $304,793 for the years ended March 31, 2008 and 2007, respectively. Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition.

Income Taxes - We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of March 31, 2008 and 2007.

Concentrations of Credit Risks —Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. With respect to accounts receivable, such receivables are primarily from distributors and retailers located in the United States and foreign distributors. The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer's financial condition.  At March 31, 2008, the amounts due from two foreign distributors were $745,952, which represents 79.9% of accounts receivable.

Segment Information

We operate in one industry segment, the development, manufacture and sale of private and commercial vehicle energy efficient enhancement products. These products are designed to extend engine life, promote fuel efficiency and reduce emissions. At March 31, 2008 these products are being marketed by the Company and sales were predominantly in the United States of America, Canada, Mexico and Nigeria.

New accounting pronouncements:

GAAP Hierarchy

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." EMTA does not expect the adoption of SFAS No. 162 to have a material effect on its results of operations and financial position.

Convertible Debt

In May 2008, the FASB issued Financial Statement Position (FSP) Accounting Principles Board (APB) 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by EMTA in the first quarter of fiscal 2010. EMTA is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its results of operations and financial position.

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51." SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal 2010. We do not expect the adoption of SFAS No. 160 to have a material effect on its results of operations and financial position.

Fair Value Option

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115," which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. This statement is effective for fiscal years beginning after November 15, 2007. EMTA does not expect the adoption of SFAS No. 159 to have a material effect on its results of operations and financial position.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for fiscal years beginning after November 15, 2007. EMTA does not expect the adoption of SFAS No. 157 to have a material effect on its results of operations and financial position.

Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. The effect of adopting SFAS No. 158 on EMTA's financial statements at March 31, 2007 and 2008 has no effect on the Company.

Split-Dollar Life Insurance Arrangements

In September 2006, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The scope of EITF No. 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. We adopted EITF No. 06-4 early, in fiscal 2008, and its adoption did not have an impact on EMTA’s results of operations or financial position.

Income Taxes

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes," which supplements SFAS No. 109, "Accounting for Income Taxes,' and is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in accordance with SFAS 109 by prescribing guidance for the recognition, de-recognition, and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 requires that any liability created for unrecognized tax benefits be disclosed. The application of FIN 48 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets.

On March 31, 2007, we adopted the provisions of FIN 48. There was no material impact to EMTA of adopting FIN 48.

Life Insurance Policies

In March 2006, the FASB issued FSP No. FTB 85-4-1, "Accounting for Life Settlement Contracts by Third Party Investors." FSP FTB 85-4-1 provides for a contract-by-contract irrevocable election to account for life settlement contracts on either a fair value basis, with changes in fair value recognized in the condensed consolidated statements of operations, or through use of the investment method. Under the investment method, the initial investment and continuing costs are capitalized; however, no income is recognized until the death of the insured party. The guidance of FSP FTB 85-4-1 will be effective for fiscal years beginning after June 15, 2006. EMTA adopted FSP FTB 85-4-1 as of the beginning of fiscal 2008, and its adoption did not have an impact on EMTA’s results of operations or financial position.

In September 2006, the EITF reached a conclusion on EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance." The scope of EITF No. 06-5 consists of three separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of "key persons." The three issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EMTA adopted EITF No. 06-5 as of the beginning of fiscal 2008, and its adoption did not have a material impact on EMTA’s results of operations or financial position.

Litigation - The Company is and may become a party in routine legal actions or proceedings in the ordinary course of its business. The Company is a defendant in one case for the payment of advertising costs in which the Company does not believe that the services were adequately performed. Management does not believe that the outcome of these routine matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

Environmental —The Company's operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company must devote substantial financial resources to ensure compliance, and it believes that it is in substantial compliance with all the applicable laws and regulations.

Note 3 - Inventories

Inventory consists of finished goods, work in process and raw material as follows:

	March 31, 2008	March 31, 2007

Finished goods	$340,087	$471,173
Raw material	76,706	115,280
	$416,793	$586,453

Note 4 - Property, Plant and Equipment

At March 31, 2008 and 2007 equipment and computers consisted of the following:

	March 31, 2008	March 31, 2007

Property and plant	$1,442,401	$1,467,729
Equipment and computers	518,504	600,845
Less accumulated depreciation	(173,938)	(32,666)
Net equipment and Computers	$1,786,967	$2,035,908

During the years ended March 31, 2008 and 2007 depreciation and amortization expense was $121,046 and $27,943, respectively.

During the year the carrying value of assets acquired from Dyson were reduced by $119,760 in accordance with the Purchase Agreement.

Note 5 - Intangible Assets

Intangible assets consist of technology of production and license rights under the Environmental Protection Agency to market one of the products acquired in the acquisition of White Sands, L.L.C. on March 31, 2006. The Company intends to market the related products as soon as production and marketing strategies can be completed. The Company is amortizing this investment over its estimated useful life of seven years on a straight line basis. For the year ended March 31, 2008 and March 31, 2007 amortization was $126,722 in each year.

Note 6 - Accrued Liabilities

Accrued liabilities consist of the following as of March 31, 2008 and 2007:

	March 31, 2008	March 31, 2007

Accrued marketing and advertising	$300,000	$300,000
Accrued reimbursement to product testing partner	978,151	978,151
Accrued interest	288,046	98,788
Other	91,219	19,124
	$1,657,416	$1,396,063

As part of our testing of products and new applications the Company agreed to reimburse one of our testing partners for the costs incurred in such testing.

Note 7 - Notes and Contracts Payable

Bank Loans, payable in installments	$287,943
Mortgage Loan Payable, monthly payments of principal and interest at 3 month LIBOR plus 4.7%. (1)	807,062
Payments due seller of Dyson	254,240
Loan from Dyson	35,000
Notes payable	1,027,851
Loans from individuals, due within one year	258,000
2,670,096
Less amounts due within one year	1,795,398
Amounts due after one year	$874,698
____________
(1)	In conjunction with the acquisition of Dyson, the mortgage became payable as a result of the change of control of that company. The Company is in the process of refinancing the property.

Bank Loans consist of two loans that became due in the first quarter of 2009; these loans are secured by receivables, inventory and equipment in Durant, Oklahoma.  The Company is working to replace these loans. The Mortgage Loan Payable has matured as a result of the change in control of the operations in Durant.  The Company continues to make principal and interest payments while the Company obtains a replacement loan on the property.  Interest is reset quarterly at Libor + 4.7%.

The amounts due sellers bear interest at a rate of 8.0% and is due in July, 2008.

Notes payable include Amounts due after one year conists of the the loan from Shelter Island Opportunity Fund with interst at 12.25% per annum and secured by the plant and equipment in Durant, Oklahoma.  Maturities for the remainder of the loan are as follows:

2009	$125,399
2010	$217,400
2011	$657,298

The balance of the notes payable consist of commercial loans of a vehicles and equipment in the normal course of business.

The Loans from individuals includes three loans are all due within one year and bear intersest from 9% to 12%.

Note 8 - Income Taxes

Through March 31, 2008, we recorded a valuation allowance of $4,610,750 against deferred income tax assets primarily associated with tax loss carry forwards. Our significant operating losses experienced in prior years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.

We have net operating loss carry forwards of approximately $11,960,771. Our net operating loss carry forwards will expire between 2025 and 2028.

Significant components of our deferred tax assets and liabilities at the balance sheet dates were as follows:

	March 31,
	2008	2007
Deferred Tax Assets and Liabilities
Deferred tax assets:
Net operating loss carryforwards	$4,594,546	$3,725,691
Allowance for doubtful accounts	16,204	16,187
Total	4,610,750	3,741,878
Less: Valuation allowance	(4,610,750)	(3,741,878)
Total deferred tax assets	–	–
Total deferred tax liabilities	–	–
Net deferred tax liabilities	$–	$–

A reconciliation of the federal statutory rate to the effective tax rate is as follows:

	Fiscal Years Ended March 31,
	2008	2007
Reconciliation
Income tax credit at statutory rate	$(765,364)	$(1,043,248)
Effect of state income taxes	(103,508)	(129,164)
Valuation allowance	868,872	1,172,412
Income taxes (credit)	$–	$–

Future realization of the net operating losses is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 34% Federal income tax rate. The net operating losses expire as follows:

Amount
Expiration
2025	$1,524,541
2026	5,132,298
2027	3,052,902
2028	2,251,030
Total net operating loss available	$11,960,771

Note 9 - Convertible Debt and Conversion Share Derivative Liability

The Company entered into a Convertible Loan Agreement which entitled the lenders to warrants and convert the loans at their option to common stock of the Company. The face value of the Convertible Notes, 6%, interest quarterly to March 31, 2008 was as follows:

Maturity	Amount	Exercised	Balance

April 28, 2009	$414,894	$100,200	$314,694
August 17, 2009	648,563	–	648,563
October 28, 2009	297,398	–	297,398
November 10, 2009	1,102,160	–	1,102,160
Total	$2,463,015	$100,200	$2,362,815

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

Lease Commitments

The Company has a lease agreement for office space in Scottsdale, Arizona. The remaining lease commitment is for 3 years with annual payments as follows:

2009	$75,793
2010	78,067
2011	80,409
2012	6,717
$240,986

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

Significant assumptions included in this model as of March 31, 2008 are as follows:

	Original	Default
	Warrants	Warrants

Exercise price	$2.50	$2.50
Shares subject to exercise	7,000,000	5,000,000
Weighted Average Term Remaining (years)	5.41	5.25
Volatility	115.8%	115.8%
Risk-free rate	1.55-2.46%	1.55-2.46%
Implied value	$945,809	$658,123
Recorded value	$–	$13,960,334

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

Summary:

As a result of the above at March 31, 2008 the balances were as follows:

	Liability	Expense

Original Warrants	$–	$–
Conversion feature	2,362,815	296,944

Total	$2,362,815	$296,944

Note 12 - Company Stock

Preferred Stock

At March 31, 2008 and 2007, the Company had 1,000,000 shares of $0.001 par value authorized and no outstanding or issued shares.

Common Stock

At March 31, 2008 and 2007, the Company had 250,000,000 shares authorized of $0.001 par value common stock, of which issued and outstanding shares were 54,885,103 and 40,396,004, respectively.

Warrants

In conjunction with four fundings during the year ended March 31, 2007, the Company issued 7,000,000 warrants at an exercise price of $2.50 per share and 5,000,000 warrants to cure a default caused by late filing of the registration statement with the Securities and Exchange Commission and 700,000 cashless warrants to the broker that brought the loan packages to the Company. All of these warrants expire seven years from issue.

Also, the Company issued 1,400,000 cashless warrants to the seller in conjunction with the acquisition of Dyson Properties, Inc. that expire three years from issue.

During the year ended March 31, 2008 the Company issued 5,775,000 warrants at an exercise price of $0.75 per share and 519,750 shares cashless warrants at an exercise price of $0.75 for a period of 5 years in conjunction with a loan funding in June of 2007.  The Company also issued warrants to purchase 500,000 shares at an exercise price of $0.75 for a term of two years in conjunction with the investors purchase of common stock.

At March 31, 2008 the status of outstanding warrants is as follows:

Issue Date	Shares Exercisable	Weighted Average Exercise Price	Expiration Date

September 27, 2005	450,000	$2.50	September 26,2010
April 29, 2006	1,866,667	$2.50	April 28, 2013
June 28, 2006	5,000,000	$2.50	August 10, 2013
August 17, 2006	1,633,333	$2.50	August 17, 2013
October 28, 2006	700,000	$2.50	October 28, 2013
November 10, 2006	2,800,000	$2.50	November 10, 2013
May 21, 2007	500,000	$.75	May 20, 2009
July 1, 2007	5,775,000	$.75	June 30, 2012
Cashless April 20-November 10, 2006	700,000	$2.50	April 29 - November 10, 2015
Cashless March 26, 2007	1,400,000	$.75	March 26, 2010
Cashless July 1, 2007	519,750	$.75	June 30, 2012

The warrants have no intrinsic value at March 31, 2008.

Stock Options

At March 31, 2008, the Company had one stock option plan under which grants were outstanding. The stock options outstanding are for grants issued under the Company’s 2007 Stock Incentive Plan.

The 2007 Stock Incentive Plan

During the fiscal year ended March 31, 2008, the Company adopted a stock option plan, entitled the “2007 Incentive Plan” (the “2007 Plan”), under which the Company may grant options to purchase up to 20,000,000 shares of common stock.

The 2007 Plan is are administered by the Board of Directors or a Committee of the Board of Directors which has the authority to determine the persons to whom the options may be granted, the number of shares of common stock to be covered by each option grant, and the terms and provisions of each option grant. Options granted under the 2007 Plan may be incentive stock options or non-qualified options, and may be issued to employees, consultants, advisors and directors of the Company and its subsidiaries. The exercise price of options granted under the 2007 Plan may not be less than the fair market value of the shares of common stock on the date of grant, and may not be granted more than ten years from the date of adoption of the plan or exercised more than ten years from the date of grant.

The following table sets forth the Company’s stock option activity during the year ended March 31, 2008:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at March 31, 2007	–	$–	–	–
Granted	5,415,000	$.20	3.0	–
Exercised	–	–	–	–
Canceled	–	–	–	–

Outstanding at March 31, 2008	5,415,000	$.20	3.0	–

Exercisable at March 31, 2008	–	$–	–	–

The following table sets forth the status of the Company’s non-vested stock options as of March 31, 2008:

	Number of Options	Weighted-Average Grant-Date Fair Value

Non-vested as of March 31, 2007	0	$–
Granted	5,415,000	.11
Forfeited	(0)	–
Vested	(0)	–

Non-vested as of March 31, 2008	5,415,000	$.11

During the year ended March 31, 2008, the Company granted options to purchase an aggregate of 5,415,000 shares of common stock to employees, directors and consultants for services to be provided. These options are exercisable at $0.20 per share, and vest one third on October 1, 2008, April 1, 2009 and October 1, 2009 with an expiration of three years from the date of grant for all options. The Company has valued these at their fair value on the date of grant using the Hull-White enhanced option-pricing model.

Unrecognized stock-based compensation expense related to the unvested options is approximately $610,548 and will be recorded over the vesting periods of 18 months. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.  These options have no intrinsic value at March 31, 2008.

The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates.

The Company based its expected volatility on the historical volatility of similar companies with consideration given to the expected life of the award. The Company intends to continue to consistently use this method until sufficient market acceptance of its stock has reached a stable level.

The risk-free interest rate used for each grant is equal to the U.S. Treasury yield in effect at the time of grant for instruments with a similar expected life.

The expected term of options granted was determined based on the historical exercise behavior of similar peer groups.

The Company has never declared or paid a cash dividend, and has no current plans to pay a cash dividend in the future.

SFAS 123(R) also requires that the Company recognize compensation expense for only the portions that are expected to vest. Therefore, the Company has estimated expected forfeitures of stock options with the adoption of SFAS 123(R). In developing a forfeiture rate estimate, the Company considered its historical experience. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

The fair value of options were estimated at the date of grant with the following weighted-average assumptions for the fiscal years ended March 31, 2008:

2008

Risk Free Interest Rate	1.79%
Expected Life	3.0 years
Expected Volatility	116%
Expected Dividend Yield	0%

The per share weighted average fair value of stock options granted for the fiscal year ended March 31, 2008 was $0.11.

Note 13 - Earnings (Loss) Per Share

Basic income (loss) per common share is computed by dividing the results of operations by the weighted average number of shares outstanding during the period. For purposes of the determining the number of shares outstanding the shares received by the acquirer in the reverse acquisition are treated as outstanding for all periods prior to the transaction.

Diluted income (loss) earnings per common share adjusts basic income (loss) per common share for the effects of convertible securities, stock options, warrants and other potentially dilutive financial instruments only in periods in which such effect is dilutive. No instruments were dilutive at March 31, 2008 or 2007.

Note 14 – Subsequent Events

Sales of unregistered common stock – Subsequent to March 31, 2008 the Company completed the remainder of the offering and issued an additional 1,656,000 shares of common stock for gross proceeds of $207,000.

Issuance of shares for future services – In conjunction with consulting contracts to third parties the company issued 3,600,000 shares of restricted common stock. The contracts are for one and two years.

The company issued 300,000 shares of its restricted common stock in conjunction with the evaluation of a possible acquisition target.