Form 10-Q
period 2008-06-30
EMTA Holdings, Inc.
filed 2008-08-19
CIK 1372533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Not applicable)
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, August 11, 2008:  $0.001 par value common stock 64,791,103 shares outstanding

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

EMTA Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
	June 30,	March 31,
ASSETS	2008	2008
	(Unaudited)

Current Assets:
Cash	$25,082	$59,544
Accounts receivable	2,007,651	932,125
Notes receivable	112,500	137,500
Inventory	592,732	416,793
Prepaid expenses	563,944	62,849
Total Current Assets	3,301,909	1,608,811
Property, plant and equipment, net of accumulated depreciation	1,763,029	1,786,967
Other Assets:
Prepaid expenses long-term	322,417	–
Other assets	2,351	2,351
Intangible assets	601,931	633,611
Total Other Assets	926,699	635,962
Total Assets	$5,991,637	$4,031,740

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$670,094	$815,932
Accrued liabilities	1,482,047	1,657,416
Cashless warrant liability	295,194	257,379
Notes payable and amounts due within one year	1,774,930	1,795,398
Conversion share derivative liability	315,514	–
Total Current Liabilities	4,537,779	4,526,126

Notes payable due after one year	929,446	874,698
Conversion share derivative liability	2,078,481	2,362,815
Total Liabilities	7,545,706	7,763,639

Stockholders' Equity
Preferred Stock, $0.001 par value, 1,000,000 authorized;
no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 250,000,000
authorized, issued and outstanding 64,791,103
and 54,885,103 at June 30, 2008 and March 31,
2008, respectively	64,791	54,885
Additional paid-in capital	25,267,635	23,267,228
Accumulated Deficit	(26,886,495)	(27,054,012)
Total Stockholders' Equity	(1,554,069)	(3,731,899)
Total Liabilities and Stockholders' Equity	$5,991,637	$4,031,740

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Revenue:
Sales, net of returns and allowances	$1,836,421	$666,724
Cost of sales	726,776	293,176

Gross Profit	1,109,645	373,547

Operating Expenses:
Selling, general and administrative	681,703	728,871
Depreciation and amortization	61,966	58,183
Research and development	-	52,481

Total Operating Expenses	743,669	839,534

Income/(loss) From Operations	365,976	(465,986)

Other Income and (Expense):
Other income	375	–
Interest expense	(198,834)	(266,822)

Income/(loss) before provision for income taxes	167,517	(732,808)

Provision for/(Benefit of) income taxes	–	–

Net income/(loss)	$167,517	$(732,808)

Earning/(loss) per share:
Basic and diluted earnings/(loss) per share	$0.00	$(0.02)
Weighted average shares outstanding, basic and diluted	61,913,414	40,587,213

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ (Deficit)/Equity
(Unaudited)

			Additional
			Paid-In	Accumulated
	Shares	Common Stock	Capital	Deficit	Total

Balance March 31, 2007	40,396,004	$40,396	$21,764,483	$(24,603,928)	$(2,799,049)
Shares issued on conversion of debt	750,000	750	65,850		66,600
Net loss for the three months ended June 30, 2007				(732,808)	(732,808)

Balance June 30, 2007	41,146,004	$41,146	$21,830,333	$(25,336,736)	$(3,465,257)

Balance March 31, 2008	54,885,103	$54,885	$23,267,228	$(27,054,012)	$(3,731,899)
Shares issued for cash	5,606,000	5,606	966,324		971,930
Shares issued services	4,300,000	4,300	948,700		953,000
Stock option valuation			85,383		85,383
Net income for the three months ended June 30, 2008				167,517	167,517

Balance June 30, 2008	64,791,103	$64,791	$25,267,635	$(26,886,495)	$(1,554,069)

See accompanying notes to these financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income/(loss)	$167,517	$(732,808)
Adjustments to reconcile net income/(loss) to net cash
(used) by operating activities:
Depreciation and amortization	61,966	58,183
Amortization of debt discount	100,252	42,898
Shared issued for services	143,582	–
Stock option costs	85,383	–
Cashless warrant conversion	37,815	145,070
Changes in assets and liabilities, excluding
effects of acquisitions:
Receivables	(1,050,526)	(31,312)
Inventories	(175,939)	(58,837)
Prepaids	(14,096)	(7,100)
Other assets	–	–
Accounts payable	(145,838)	122,975
Accrued liabilities	(175,369)	67,209
Cash (used) by operating activities	(965,251)	(393,722)
Investing Activities:
Capital expenditures	(6,349)	(2,346)
Cash used by investing activities	(6,349)	(2,346)
Financing Activities:
Net borrowings of short term debt	182,000	307,937
Repayment of debt	(216,792)	–
Net proceeds from issuance of common shares	971,930	–
Net cash provided by financing activities	937,138	307,937
Net (decrease) in cash	(34,462)	(88,131)
Cash at beginning of period	59,544	101,116
Cash at end of period	$25,082	$12,985

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$60,768	$39,698
Income taxes	$–	$–
Non Cash Activities:
Notes payable converted to common stock	$–	$(66,600)
Common stock issued for services	(953,000)	–
Common stock issued for notes payable and services	4,300	750
Additional paid-in capital from conversion of notes payable and services	948,700	65,850
	$–	$–
See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended June 30, 2008 and 2007

Note 1 - The Company

Nature of the Business - We are a specialty energy conservation chemical company that produces and supplies technologies to the global transportation, industrial and consumer markets. These technologies include gasoline, oil and diesel additives for engines and other transportation-related fluids and industrial lubricants.

Presentation of Interim Statements - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q for small business filers. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K for the years ended March 31, 2008 and 2007. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts when management estimates collectibility to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $34,149 at June 30, 2008 and March 31, 2008.

Inventories - Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out (FIFO) method. Obsolete or abandoned inventories are charged to operations in the period that it is determined that the items are not longer viable sales products.

Property, Plant and Equipment - Property, plant and equipment are carried at cost. Repair and maintenance costs are charged against operations while renewals and betterments are capitalized as additions to the related assets. The Company depreciates it assets on a straight line basis. Estimated useful lives range for the equipment ranges from 3 to 10 years and the buildings are being depreciated over 31 years.

Intangible Assets - Intangible assets consist of patents, trademarks, intellectual property and government approval. For financial statement purposes, identifiable intangible assets with a defined life are being amortized using the straight-line method over the estimated useful lives of the assets. Costs incurred in connection with patent, trademark applications and approvals from governmental agencies such as the Environmental Protection Agency, including legal fees, patent and trademark fees and specific testing costs, are capitalized and amortized over an estimated economic life of the asset, generally seven years, commencing upon the grant or approval date. Costs subsequent to grant date are expensed as incurred.

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

Research, Testing and Development - Research, testing and development costs are expensed as incurred. Research and development expenses, including testing, were $0 for the three months ended June 30, 2008, and $52,481 for the three months ended June 30, 2007. Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition.

Income Taxes - We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of June 30, 2008 and 2007.

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

Concentrations of Credit Risks —Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer's financial condition. At June 30, 2008 the Company had a receivable from one foreign customer in the amount of $1,317,809.  The balance of the accounts receivable are primarily from retailers and distributors located in the United States

New Accounting Standards — Several accounting pronouncements became effective in fiscal year 2008 or are expected to become effective in fiscal year 2009.

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

Note 3 - Inventories

Inventory consists of finished goods and raw material as follows:

	June 30, 2008 (Unaudited)	March 31, 2008

Finished goods	$300,967	$340,087
Raw material	291,765	76,706
	$592,732	$416,793

Note 4 - Property, Plant and Equipment

At June 30, 2008 and March 31, 2008 equipment and computers consisted of the following:

	June 30, 2008 (Unaudited)	March 31, 2008

Property and plant	$1,442,401	$1,442,401
Equipment and computers	524,852	518,504
Less accumulated depreciation	(204,224)	(173,938)
Net equipment and Computers	$1,763,029	$1,786,967

During the three months ended June 30, 2008 and 2007 depreciation expense was $30,286 and $26,574, respectively.

Note 5 - Intangible Assets

Intangible assets consist of technology of production and license rights under the Environmental Protection Agency to market one of the products acquired in the acquisition of White Sands, L.L.C. on March 31, 2006. The Company intends to market the related products as soon as production and marketing strategies can be completed. The Company will amortize this investment over its estimated useful life of seven years on a straight line basis. For the three months ended June 30, 2008 and 2007 amortization was $31,681.

Note 6 - Accrued Liabilities

Accrued liabilities consist of the following as of June 30, 2008 and March 31, 2008:

	June 30, 2008 (Unaudited)	March 31, 2008

Accrued marketing and advertising	$140,000	300,000
Accrued reimbursement to product testing partner	978,151	978,151
Accrued interest	272,065	288,046
Other	91,831	91,219
	$1,482,047	$1,657,416

As part of our testing of products and new applications the Company agreed to reimburse one of our testing partners for the costs incurred in such testing.

Note 7 - Notes and Contracts Payable

As of June 30, 2008 notes and contracts payable consist of the following:

Bank Loans, payable in installments	$280,205
Mortgage Loan Payable, monthly payments of principal and interest at 3 month LIBOR plus 4.7%.	789,577
Payments due seller of Dyson	254,240
Loan from Dyson	75,000
Notes payable	1,040,354
Loans from individuals, due within one year	265,000
2,704,376
Less amounts due within one year	1,774,930
Amounts due after one year	$929,446

Bank Loans consist of two loans that became due in the second quarter of fiscal 2009; these loans are secured by receivables, inventory and equipment in Durant, Oklahoma.  The Company is working to replace these loans. The Mortgage Loan Payable has matured as a result of the change in control of the operations in Durant.  The Company continues to make principal and interest payments while the Company obtains a replacement loan on the property.  Interest is reset quarterly at Libor + 4.7%.

The amounts due sellers bear interest at a rate of 8.0% and are due in October, 2008.

Notes payable include amounts due after one year consists of the loan from Shelter Island Opportunity Fund with interest at 12.25% per annum and secured by the plant and equipment in Durant, Oklahoma.  Maturities for the remainder of the loan are as follows:

2009	$81,724
2010	$304,049
2011	$625,397

The balance of the notes payable consists of commercial loans of a vehicles and equipment in the normal course of business.

The Loans from individuals includes three loans  all of which are due within one year and bear interest from 9% to 12%.

Note 8 - Convertible Debt

The Company entered into a Convertible Loan Agreement which also entitled the lenders to warrants and to convert the loans, at their option, to common stock of the Company. The face value of the Convertible Notes, 6%, interest quarterly, mature as follows:

Maturity	Amount	Exercised	Balance

April 28, 2009	$315,514	$–	$315,514
August 17, 2009	659,610	–	659,610
October 28, 2009	298,591	–	298,591
November 10, 2009	1,120,279	–	1,120,279
Total	$2,373,994	$–	$2,393,994

The lenders were issued warrants to purchase 7,000,000 shares of common stock at an exercise price of $2.50 per share. The Company also issued warrants to a broker in the transaction for the exercise of 70,000 shares of common stock at an exercise price of $2.50. These warrants expire if not exercised at various dates in 2013 through November 10, 2013. At June 30, 2008, all of the 7,000,000 warrants have been issued entitling the lender to one share for each warrant at an exercise price of $2.50 per share.

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

Note 9 - Income Taxes

Provision/benefit for income taxes for the periods ended June 30, 2008 and 2007 consisted of the follows:

	For the three months ended June 30,
	2008	2007

Federal income taxes/(benefit)	$91,956	$(319,277)
State income taxes	20,257	(61,171)
Total	112,213	(380,448)
Valuation allowance	(112,213)	380,448
Net tax provision/benefit	$–	$–

Through March 31, 2008, we recorded a valuation allowance of $4,610,750 against deferred income tax assets primarily associated with tax loss carry forwards. Our significant operating losses experienced in prior years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.  For the quarter ended June 30, 2008 we recognized $112,213 of the valuation allowance to offset the provision for income taxes for this period.

We have net operating loss carry forwards of approximately $11,670,000. Our net operating loss carry forwards will expire between 2025 and 2028.

Future realization of the net operating losses is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 34% Federal income tax rate. The net operating losses expire as follows:

Expiration	Amount

2025	$1,233,826
2026	5,132,298
2027	3,052,902
2028	2,251,030
Total net operating loss available	$11,670,056

Note 10 - Accounting for derivative financial instruments

On April 29, 2006, the Company entered into an agreement whereby it would issued 6% secured convertible notes in the aggregate principal amount of $3,000,000 which are convertible into common shares of the Company at the lender’s option based on a range of 50% to 60% of the then current market price at the time of the conversion election. The Company had the right at any time that the stock is trading below $5.00 per share to call the notes at a prepayment premium ranging from 20% in the first 30 days after issuance to 40% after 60 days of issuance, this call provision has expired. The Company has reserved a sufficient number of its common shares to meet these obligations.

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

Free standing instruments, consisting of warrants are valued using the binomial model valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of June 30, 2008 are as follows:

	Original	Default
	Warrants	Warrants

Exercise price	$2.50	$2.50
Shares subject to exercise	7,000,000	5,000,000
Weighted Average Term Remaining (years)	5.16	5.00
Volatility	131.8%	131.8%
Risk-free rate	2.36-3.34%	2.36-3.34%
Implied value	$1,112,185	$774,918
Recorded value	$–	$13,960,334

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

Note 11 - Company Stock

Preferred Stock

At June 30, 2008, the Company had 1,000,000 shares of $0.001 par value authorized and no outstanding or issued shares.

Common Stock

At June 30, 2008, the Company had 250,000,000 shares authorized of $0.001 par value common stock, of which issued and outstanding shares were 64,791,103.

During the first quarter ended June 30, 2008, the Company issued 5,606,000 par value $0.001 common shares of stock for net proceeds of $971,930 after payment of issue costs and fees of $25,070.  Also during the period, the Company issued an aggregate of 4,300,000 common shares for services to consultants recognizing an aggregate addition to stockholders’ equity of $953,000 based on the market price of the stock at the date of the agreement.  The services will be recognized over the next one to two years and the related expense is being recognized over the service period.

Warrants

No warrants have been exercised.

At June 30, 2008 the status of the outstanding warrants is as follows:

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

The warrants have no intrinsic value at June 30, 2008.

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

The 2007 Plan is administered by the Board of Directors or a Committee of the Board of Directors which has the authority to determine the persons to whom the options may be granted, the number of shares of common stock to be covered by each option grant, and the terms and provisions of each option grant. Options granted under the 2007 Plan may be incentive stock options or non-qualified options, and may be issued to employees, consultants, advisors and directors of the Company and its subsidiaries. The exercise price of options granted under the 2007 Plan may not be less than the fair market value of the shares of common stock on the date of grant, and may not be granted more than ten years from the date of adoption of the plan or exercised more than ten years from the date of grant.

The following table sets forth the Company’s stock option activity during the quarter ended June 30, 2008:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at March 31, 2008	5,415,000	$.20	3.0	$–
During the quarter ended June 30, 2008:
Granted	–	–	–	216,600
Exercised	–	–	–	–
Canceled	–	–	–	–

Outstanding at June 30, 2008	5,415,000	$.20	3.0	$216,600

Exercisable at June 30, 2008	–	$–	–	$–

The following table sets forth the status of the Company’s non-vested stock options as of June 30, 2008:

	Number of Options	Weighted-Average Grant-Date Fair Value

Non-vested as of March 31, 2008	5,415,000	$.11
Option activity during the quarter ended June 30, 2008:
Granted	(0)	–
Forfeited	(0)	–
Vested	(0)	–

Non-vested as of June 30, 2008	5,415,000	$.11

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

Unrecognized stock-based compensation expense related to the unvested options is approximately $525,165 will be recorded over the vesting periods of 18 months. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.  During the quarter ended June 30, 2008 the Company recognized expense of $85,383. These options have an intrinsic value at June 30, 2008 of $216,600.

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

Note 12 - Earnings (Loss) Per Share

Basic income (loss) per common share is computed by dividing the results of operations by the weighted average number of shares outstanding during the period. For purposes of the determining the number of shares outstanding the shares received by the acquirer in the reverse acquisition are treated as outstanding for all periods prior to the transaction.

Diluted income (loss) earnings per common share adjusts basic income (loss) per common share for the effects of convertible securities, stock options, warrants and other potentially dilutive financial instruments only in periods in which such effect is dilutive. No instruments were dilutive at June 30, 2008 or 2007.

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

Such forward-looking statements encompass our beliefs, expectations, hopes or intentions regarding future events. Words such as “expects,” “believes,” “anticipates,” “should,” and “likely” also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations---Risks Related to Existing and Proposed Operations.” All subsequent written and oral forward-looking statements attributable to EMTA or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report. For a more detailed discussion of these and other factors that could cause actual results to differ from those contained in the forward-looking statements, see the company’s annual report on Form 10-K filed with the Securities and Exchange Commission which includes our financial statements for the year ended March 31, 2008.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand EMTA Holdings, Inc. (“ EMTA,” “ we, ” “our” or “ us ”), our operations and our business environment. MD&A is provided as a supplement to (and should be read in conjunction with) our Financial Statements and accompanying notes.

The Company

We are an energy conservation chemical company focused on the development and commercialization of automotive and trucking additives to improve mileage, reduce wear and promote ecologically sound environmental practices. One of these products, XenTx™, is being marketed through automotive and retail outlets as an engine treatment that reduces friction and wear on engine parts and improves gas mileage. We have also introduced related products of the XenTx family that improve transmission operations, a spray lubricant.

Our White Sands, L.L.C. subsidiary has an approved diesel fuel additive for the commercial trucking industry. By adding a relatively small amount of Clean Boost to the fuel tank of a large diesel truck, fuel economy is improved and engine wear reduced. This product was reviewed by the Environmental Protection Agency (“EPA”) and we received registration number 201920001 for this product

As an expansion of the White Sands Clean Boost product, we received a limited approval from the Texas Commission on Environment Quality (“TCEQ”) and the EPA in March, 2007 of the Clean Boost LE product, a refined diesel fuel additive that reduces diesel fuel emissions and when added to diesel fuel would bring the fuel into compliance with the mandated Texas emission standard. In June, 2008 the Company received an unconditional approval for the Clean Boost LE product from the TCEQ that qualifies for additive for all diesel fuels. This product is applicable to the refining and distribution processes in other states where similar clean air standards are being developed.

Our research staff and consultants continue to improve existing products and evaluate new products for environmental benefit and economic viability. Also, we continue to evaluate potential acquisitions whose products would complement our current products and environmentally responsible corporate philosophy.

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

Since March 31, 2005 we introduced several new products that we are in the process of bringing to market. All of these products are in the same industry segment. These products include XenTx transmission treatment, XenTx fuel treatment, XenTx lubricating aerosol spray and the diesel fuel additive, Clean Boost with an EPA license number 201920001. In June, 2008 we received unconditional approval for the Clean Boost LE (low emissions) product for diesel engines that reduces emissions when combined with standard diesel fuel and were issued an EPA Certification #201920002CB-LE.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Repair and maintenance costs are charged against operations while renewals and betterments are capitalized as additions to the related assets. The Company depreciates it assets on a straight line basis. Estimated useful lives range for the equipment ranges from 3 to 10 years and the buildings are being depreciated over 31 years.

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

Impairment of Long-Lived Assets

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

We recorded stock-based compensation for the three months ended June 30, 2008 of $85,383.  The options vest at a rate of 1,805,000 shares on October 1, 2008, April 1, 2009 and October 1, 2009 and are exercisable for a period of three years from the grant date.

Income Taxes

We incurred net operating losses for the years ended March 31, 2005 through 2008, and had net income of the three months ended June 30, 2008 and consequently did not, or will not be required to, pay federal or foreign income taxes, but we did pay nominal state taxes in states where we have operations. We have a federal net operating loss carryover of approximately $11,670,000 as of June 30, 2008, which expires through March 31, 2028. The Company does not believe it is subject to the various Section 382 limitations.

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

However, the utilization of our net operating loss carryforwards may be limited in the future if we experience a change in ownership of more than 50% within any twelve month period subsequent to the last change in ownership. Accordingly, our net operating loss carryforward available to offset future federal taxable income arising before such ownership changes may be further limited.

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

Our products are currently sold in approximately 4,000 retail outlets in the United States and Canada. During the three months ended June 30, 2008 no retailers accounted for more than 10% of our sales volume.

Results of Operations

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Net Sales. Our net sales for the three months ended June 30, 2008 were $1,836,421, an increase of $1,169,697, or 175%, from the three months ended June 30, 2007. The increase from the prior year was as a result of the Company’s strong foreign sales, marketing strategy changes to seek industrial/commercial sales that would produce the greatest volumes and changes in product branding strategy. In addition, the Company’s new emphasis on the commercial/industrial market, particularly with long haul trucking fleets, is just now beginning to be successful.

Cost of Sales. Our cost of sales for the three months ended June 30, 2008 was $726,776, or 40% of net sales, compared to $293,176, or 44% of net sales, during the three months ended June 30, 2007. The increase in the cost of sales was primarily due to both increases in raw material and manufacturing costs. However, the gross profit increased by 4% as a result of the mix of products sold with a lower per unit finished cost.

Research and Development Expenses.    Our research and development costs were $0 for the three months ended June 30, 2008, a decrease of $52,481, over the three months ended June 30, 2007. All of the expenditures for the three months ended June 30, 2007 were attributable to the development and testing of the Clean Boost LE product.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses were $681,703 for the three months ended June 30, 2008, a decrease of $47,168, from the June 30, 2007 results. The decrease was due primarily to the reduction in sales and promotional costs, a reduction in the estimated cost to settle litigation of $160,000 that was previously accrued, and offset by  the increases for stock issued for consulting services of $122,833 and stock option costs of $85,383.

Depreciation and Amortization. Depreciation and amortization increased to $61,966 from $58,183 for the same period a year earlier. Depreciation and amortization includes the depreciation on property, plant and equipment and the amortization on the intangible asset at the rate of $31,681 per quarter on a straight line basis.

Interest and Other Expense

Interest Expense. During the three months ended June 30, 2008, the interest expense was $198,834 compared to $266,822 for the same period a year earlier.  The decrease is due primarily to the lower cost of cashless warrant conversion adjustment in 2008 of $37,815 as opposed to $145,070 in the earlier period.

Liquidity and Capital Resources

Since our inception and prior to the last two quarters, we have incurred significant losses and, as of June 30, 2008, we have an accumulated deficit of $26,886,495. We have not yet achieved cumulative profitability, primarily as a result of the valuation adjustment of the warrants issued in conjunction with the cost of curing the loan default in a prior period. We expect that our research and development and selling, general and administrative expenses will increase and, as a result, we will need to generate significant additional product revenues to maintain profitability. The Company has developed new products in the same energy conservation field and acquired both the Clean Boost products for diesel fuel treatment fuel additive and the Clean Boost Low Emissions for refined diesel products to be sold to diesel oil refiners and distributors. In addition, with the acquisition of Dyson Properties, Inc. on January 1, 2007 the Company now owns both its own manufacturing plant and distribution center. Also, the Company acquired the Synergyn brand of lubricants and now has four different product lines. Currently the Company does not have the financial resources to introduce and support these product lines and will need to attract additional funding.

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

Cash Flows

As of June 30, 2008, we had $25,082 in cash and cash equivalents, compared to $59,544 at March 31, 2008. The decrease was due primarily to investment in the increase in inventory and receivables in support of manufacturing and distribution activities in Durant, OK.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock and notes which were converted to common stock and capital contribution from a majority owner and debt offerings. Through June 30, 2008, we had received net proceeds of $10,423,931 from such sources. We have also used our revenues to date as a source of additional liquidity. As of June 30, 2008, we had cash and cash equivalents of $25,082.

Recent Financing

Short term loans to the Company during the three months ended June 30, 2008 were provided by executives of the Company.

Operating Capital and Capital Expenditure Requirements

We expect to continue to make expenditures, and capital expenditures where necessary, to support the expansion of our production and research and development programs and to expand our commercial operations. We anticipate using the proceeds from the sale of the notes and stock to finance these activities. Specifically, a substantial portion of the proceeds will be used to bolster the advertising and marketing campaigns for the existing and new products we are introducing into the marketplace.

We currently anticipate that our cash and cash equivalents and revenue generated by the sale of our products will be insufficient to fund our growing operations for the next 12 months.

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

Item 3.   Qantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.   Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were not effective because of the material weakness identified as of such date discussed below.  Notwithstanding, the existence of the material weakness described below, management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

(b)  Report of Management on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will occur and not be detected by management before the financial statements are published.  In its assessment of the effectiveness in internal control over financial reporting as of June 30, 2008, the Company determined that there were control deficiencies that constituted a material weakness, as described below.

•
We have not assessed our control environment or entity-level controls.  Due to time and staff constraints, we did not perform an assessment of our control environment or entity-level controls in accordance with COSO standards.

•
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

Due to these material weaknesses, management concluded that our internal control over financial reporting was not effective as of June 30, 2008.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)  Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

The Company is in the process of developing and implementing a remediation plan to address the material weaknesses as described above.  The Company has taken the following actions to improve internal control over financial reporting:

•	During the remaining period through the year ending March 31, 2009, we intend to devote resources, to properly assess, and remedy if needed, our control environment and entity-level controls.

•
During the remaining period through the year ending March 31, 2009, we will enhance our risk assessment, internal control design and documentation and develop a plan for testing in accordance with COSO standards.

•
The Company requires that all significant or non-routine adjustments be thoroughly researched, analyzed, and documented by qualified personnel, and to provide for complete review of the resulting transaction by the CFO or CEO prior to recording the transactions.

•	Develop and implement focused monitoring controls and other procedures to enhance control.

(d)  Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material pending legal proceedings at June 30, 2008 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Resolution of pending litigation:  The lawsuit filed January 10, 2006 as Outdoor Life Network, LLC v. EMTA Corp was settled by mediation during the quarter in the amount of $140,000 due Outdoor Life Network.  The Company had previously accrued $300,000 in this matter and as a result recognized a reduction in the liability and reduced expense by $160,000. The suit was filed in United States District Court for the District of Arizona as case 2:06-cv-00463 PHX JWS.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period from April 1, 2008 through June 30, 2008, the Registrant sold and issued an aggregate of 5,606,000 shares of common stock, with par value of $0.001, for an net purchase price of $971,930 (the “Offering”).  The Offering was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, in as much as the securities were issued only to accredited investors without any form of general solicitation or general advertising. Out of the total gross proceeds of the Offering, the Registrant paid finders fees of  $25,000, and $70 of expenses which represents 2.5% of the $996,930 sold pursuant to the Offering.

Except as otherwise disclosed herein, there were no underwriting discounts or other commissions paid in conjunction with the Offering.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMTA Holdings, Inc. (Registrant)

Date: August 18, 2008	/s/ Edmond L. Lonergan
Edmond L. Lonergan President and Chief Executive Officer

Date: August 18, 2008	/s/ James C. Marshall
James C. Marshall Chief Financial Officer