Form 10-Q
period 2008-09-30
EMTA Holdings, Inc.
filed 2008-11-19
CIK 1372533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, November 14, 2008:  $0.001 par value common stock 66,616,103 shares outstanding

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

EMTA Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	March 31,
ASSETS	2008	2008
	(Unaudited)
Current Assets:
Cash	$47,298	$59,544
Accounts receivable	1,880,130	932,125
Notes receivable	52,500	137,500
Inventory	476,750	416,793
Prepaid expenses	835,117	62,849
Total Current Assets	3,291,795	1,608,811
Property, plant and equipment, net of accumulated depreciation	1,749,639	1,786,967
Other Assets:
Other assets	2,351	2,351
Intangible assets	570,250	633,611
Total Other Assets	572,601	635,962
Total Assets	$5,614,035	$4,031,740

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$951,403	$815,932
Accrued liabilities	1,812,959	1,657,416
Cashless warrant liability	91,028	257,379
Notes payable and amounts due within one year	1,985,530	1,795,398
Conversion share derivative liability	990,679	-
Total Current Liabilities	5,831,600	4,526,126

Notes payable due after one year	706,779	874,698
Conversion share derivative liability	1,434,495	2,362,815
Total Liabilities	7,972,874	7,763,639

Stockholders' Equity
Preferred Stock, $0.001 par value, 1,000,000 Authorized;
no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 250,000,000
authorized, issued and outstanding 66,616,103
and 54,885,103 at September 30, 2008 and March31,
2008, respectively	66,616	54,885
Additional paid-in capital	25,595,797	23,267,228
Accumulated deficit development stage	(28,021,252)	(27,054,012)
Total Stockholders' Equity	(2,358,839)	(3,731,899)
Total Liabilities and Stockholders' Equity	$5,614,035	$4,031,740

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Sales, net of returns and allowances	$529,650	$577,811	$2,366,071	$1,244,535
Cost of sales	324,483	369,235	1,051,259	662,412
Gross Profit	205,167	208,576	1,314,812	582,123
Operating Expenses:
Selling, general and administrative	1,250,717	654,852	1,932,420	1,383,722
Depreciation and amortization	61,967	57,883	123,933	116,065
Research and development	250	52,646	250	105,127
Total Operating Expenses	1,312,934	765,381	2,056,603	1,604,914
Loss From Operations	(1,107,767)	(556,805)	(741,791)	(1,022,791)
Other Income and (Expense):
Other income	41	–	416	–
Interest expense	(27,031)	40,978	(225,865)	(225,844)
Loss before provision for income taxes	(1,134,757)	515,827	(967,240)	(1,248,635)
Provision for/(Benefit of) income taxes	–	–	–	–
Net Income/(Loss)	$(1,134,757)	$(515,827)	$(967,240)	$(1,248,635)

Earning per share:
Basic earnings/(loss) per share	$(0.02)	$(0.01)	$(0.02)	$(0.03)
Weighted average shares outstanding	66,066,375	41,573,386	63,962,835	41,116,883

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ (Deficit)/Equity
(Unaudited)

			Additional
			Paid-In	Accumulated
	Shares	Common Stock	Capital	Deficit	Total

Balance March 31, 2007	40,396,004	$40,396	$21,764,483	$(24,603,928)	$(2,799,049)

Shares issued on conversion of debt	1,200,000	1,200	99,000		100,200
Shares issued for services	317,600	318	11,682		12,000
Shares issued in conjunction with financings	104,166	104	13,437		13,542
Net loss for the six months ended September 30, 2007				(1,248,635)	(1,248,635)

Balance September 30, 2007	42,017,770	$42,018	$21,888,602	$(25,852,563)	$(3,921,942)

Balance March 31, 2008	54,885,103	$54,885	$23,267,228	$(27,054,012)	$(3,731,899)

Shares issued for cash	6,431,000	6,431	1,090,499		1,096,930
Shares issued for services	5,300,000	5,300	1,067,700		1,073,000
Stock option valuation			170,370		170,370
Net loss for the six months ended September 30, 2008				(967,240)	(967,240)

Balance September 30, 2008	66,616,103	$66,616	$25,595,797	$(28,021,252)	$(2,358,839)

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net (Loss)	$(967,240)	$(1,248,635)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	123,933	140,381
Amortization of debt discount	206,916	50,148
Shares issued for services	269,833	25,542
Stock option costs	170,370	–
Cashless warrant conversion	(166,351)	(31,126)
Change in conversion share liability	–	20,123
Changes in assets and liabilities
Accounts receivable	(948,004)	(71,822)
Inventories	(59,957)	7,895
Prepaid expenses	18,518	(850)
Accounts payable	135,471	(79,865)
Accrued liabilities	155,543	145,919
Cash (used) by operating activities	(1,060,968)	(1,042,290)
Investing Activities:
Proceeds from note receivable	85,000	–
Capital expenditures	(7,383)	(6,435)
Cash provided by investing activities	(77,617)	(6,435)
Financing Activities:
Net borrowings of short term debt	157,000	1,001,725
Repayment of debt	(282,825)	–
Net proceeds from issuance of common shares	1,096,930	–
Net cash provided by financing activities	971,105	1,001,725
Net (decrease) in cash	(12,246)	(47,000)
Cash at beginning of period	59,544	101,116
Cash at end of period	$47,298	$54,116

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$231,719	$31,638
Income taxes	$–	$–
Non Cash Activities:
Notes payable converted to common stock	$–	$(100,200)
Common stock issued for notes payable	–	1,200
Additional paid-in capital from conversion of note payable	–	99,000
	$–	$–

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six months Ended September 30, 2008 and 2007

Note 1 – The Company

Nature of the Business – We are a specialty energy conservation chemical company that produces and supplies technologies to the global transportation, industrial and consumer markets. These technologies include gasoline, oil and diesel additives for engines and other transportation-related fluids and industrial lubricants.

Presentation of Interim Statements – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q for small business filers. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K for the years ended March 31, 2008 and 2007. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Note 2 – Significant Accounting Policies

Consolidation – The consolidated financial statements include the accounts of EMTA Holdings, Inc. and its consolidated subsidiaries and wholly-owned limited liability company. All significant intercompany transactions and profits have been eliminated.

Use of Estimates – The preparation of financial statements in conformity with United States generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to revenue recognition, contractual allowances and uncollectible accounts, intangible assets, accrued liabilities, derivative liabilities, income taxes, litigation and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ significantly from these estimates.

Cash Equivalents – The Company invests its excess cash in short-term investments with various banks and financial institutions. Short-term investments are cash equivalents, as they are part of the cash management activities of the Company and are comprised of investments having maturities of six months or less when purchased.

Allowance for Doubtful Accounts – The Company provides an allowance for doubtful accounts when management estimates collectibility to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $34,149 at September 30, 2008 and March 31, 2008.

Inventories – Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out (FIFO) method. Obsolete or abandoned inventories are charged to operations in the period that it is determined that the items are not longer viable sales products.

Property, Plant and Equipment – Property, plant and equipment are carried at cost. Repair and maintenance costs are charged against operations while renewals and betterments are capitalized as additions to the related assets. The Company depreciates it assets on a straight line basis. Estimated useful lives for the equipment range from 3 to 10 years and the buildings are being depreciated over 31 years.

Intangible Assets – Intangible assets consist of patents, trademarks, intellectual property and government approval. For financial statement purposes, identifiable intangible assets with a defined life are being amortized using the straight-line method over the estimated useful lives of the assets. Costs incurred in connection with patent, trademark applications and approvals from governmental agencies such as the Environmental Protection Agency, including legal fees, patent and trademark fees and specific testing costs, are capitalized and amortized over an estimated economic life of the asset, generally seven years, commencing upon the grant or approval date. Costs subsequent to grant date are expensed as incurred.

Impairment of Long-Lived Assets – In accordance with the Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets, including, but not limited to, property and equipment, patents and other assets, for impairment annually or whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the sum of the expected future cash flows of an asset is less than its carrying value, an impairment measurement is required. Impairment charges are recorded to the extent that an asset’s carrying value exceeds fair value. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges during the periods presented.

Fair Value Disclosures – The carrying values of cash, accounts receivable, deposits, prepaid expenses, accounts payable and accrued expenses generally approximate the respective fair values of these instruments due to their current nature.

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

Revenue Recognition – Revenues are recognized at the time of shipment of products to customers, or at the time of transfer of title, if later, and when collection is reasonably assured. All amounts in a sales transaction billed to a customer related to shipping and handling are reported as revenues.

Provisions for sales discounts and rebates to customers are recorded, based upon the terms of sales contracts, in the same period the related sales are recorded, as a deduction to the sale. Sales discounts and rebates are offered to certain customers to promote customer loyalty and encourage greater product sales.

Research, Testing and Development – Research, testing and development costs are expensed as incurred. Research and development expenses, including testing, were $250 for the six months ended September 30, 2008, and $105,127 for the six months ended September 30, 2007. Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition.

Income Taxes – We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of September 30, 2008 and 2007.

Stock-Based Compensation

We account for stock-based awards to employees and non-employees using the accounting provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 – Accounting for Stock-Based Compensation, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Shares of common issued in connection with acquisitions are also recorded at their estimated fair values. The fair value of equity securities is determined by management based upon recent private stock sales to third parties.

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”). The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which the employee is required to provide service in exchange for the award. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after September 15, 2005, with early adoption encouraged.

Concentrations of Credit Risks – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer's financial condition. At September 30, 2008 the Company had a receivable from one foreign customer in the amount of $1,391,171.  The balance of the accounts receivable are primarily from retailers and distributors located in the United States

New Accounting Standards – Several accounting pronouncements became effective in fiscal year 2008 or are expected to become effective in fiscal year 2009.

GAAP Hierarchy

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” EMTA does not expect the adoption of SFAS No. 162 to have a material effect on its results of operations and financial position.

Convertible Debt

In May 2008, the FASB issued Financial Statement Position (FSP) Accounting Principles Board (APB) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by EMTA in the first quarter of fiscal 2010. EMTA is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its results of operations and financial position.

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal 2010. We do not expect the adoption of SFAS No. 160 to have a material effect on its results of operations and financial position.

Fair Value Option

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. This statement is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 159 did not have a material effect on its results of operations and financial position.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for fiscal years beginning after November 15, 2007.  Adoption of SFAS No. 157 did not have a material effect on its results of operations and financial position.

Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. The effect of adopting SFAS No. 158 on EMTA’s financial statements at March 31, 2007 and 2008 had no effect on the Company.

Split-Dollar Life Insurance Arrangements

In September 2006, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The scope of EITF No. 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. We adopted EITF No. 06-4 early, in fiscal 2008, and its adoption did not have an impact on EMTA’s results of operations or financial position.

Income Taxes

In September 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which supplements SFAS No. 109, “Accounting for Income Taxes,” and is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in accordance with SFAS 109 by prescribing guidance for the recognition, de-recognition, and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 requires that any liability created for unrecognized tax benefits be disclosed. The application of FIN 48 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets.

On March 31, 2007, we adopted the provisions of FIN 48. There was no material impact to EMTA of adopting FIN 48.

Life Insurance Policies

In March 2006, the FASB issued FSP No. FTB 85-4-1, “Accounting for Life Settlement Contracts by Third Party Investors.” FSP FTB 85-4-1 provides for a contract-by-contract irrevocable election to account for life settlement contracts on either a fair value basis, with changes in fair value recognized in the condensed consolidated statements of operations, or through use of the investment method. Under the investment method, the initial investment and continuing costs are capitalized; however, no income is recognized until the death of the insured party. The guidance of FSP FTB 85-4-1 will be effective for fiscal years beginning after September 15, 2006. EMTA adopted FSP FTB 85-4-1 as of the beginning of fiscal 2008, and its adoption did not have an impact on EMTA’s results of operations or financial position.

In September 2006, the EITF reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance.” The scope of EITF No. 06-5 consists of three separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of "key persons.” The three issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EMTA adopted EITF No. 06-5 as of the beginning of fiscal 2008, and its adoption did not have a material impact on EMTA’s results of operations or financial position.

Note 3 – Inventories

Inventory consists of finished goods and raw material as follows:

	September 30, 2008	March 31, 2008
	(Unaudited)

Finished goods	$180,358	$340,087
Raw material	296,392	76,706
	$476,750	$416,793

Note 4 – Property, Plant and Equipment

At September 30, 2008 and March 31, 2008 equipment and computers consisted of the following:

	September 30, 2008	March 31, 2008
	(Unaudited)

Property and plant	$1,442,401	$1,442,401
Equipment and computers	525,887	518,504
Less accumulated depreciation	(218,649)	(173,938)
Net equipment and Computers	$1,749,639	$1,786,967

During the six months ended September 30, 2008 and 2007 depreciation expense was $60,572 and $77,164, respectively.

Note 5 – Intangible Assets

Intangible assets consist of technology of production and license rights under the Environmental Protection Agency to market one of the products acquired in the acquisition of White Sands, L.L.C. on March 31, 2006. The Company intends to market the related products as soon as production and marketing strategies can be completed. The Company will amortize this investment over its estimated useful life of seven years on a straight line basis. For the six months ended September 30, 2008 and 2007 amortization was $63,361.

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following as of September 30, 2008 and March 31, 2008:

	September 30, 2008	March 31, 2008
	(Unaudited)

Accrued marketing and advertising	$300,000	300,000
Accrued reimbursement to product testing partner	978,151	978,151
Accrued interest	365,116	288,046
Other	169,692	91,219
	$1,812,959	$1,657,416

As part of our testing of products and new applications the Company agreed to reimburse one of our testing partners for the costs incurred in such testing.

Note 7 – Notes and Contracts Payable

As of September 30, 2008 notes and contracts payable consist of the following:

Bank Loans, payable in installments	$272,294
Mortgage Loan Payable, monthly payments of principal and interest at 3 month LIBOR plus 4.7%.	774,082
Payments due seller of Dyson	254,240
Loan from Dyson	60,000
Notes payable	1,066,693
Loans from individuals, due within one year	265,000
2,692,309
Less amounts due within one year	1,985,530
Amounts due after one year	$706,779

Bank Loans consist of two loans that became due in this quarter; these loans are secured by receivables, inventory and equipment in Durant, Oklahoma.  The Company is working to replace these loans. The Mortgage Loan Payable has matured as a result of the change in control of the operations in Durant.  The Company continues to make principal and interest payments while the Company obtains a replacement loan on the property.  Interest is reset quarterly at Libor + 4.7%.

The amounts due sellers bear interest at a rate of 8.0% and have been extended to April, 2009.

Notes payable include amounts due after one year consists of the loan from Shelter Island Opportunity Fund with interest at 12.25% per annum and secured by the plant and equipment in Durant, Oklahoma.  Maturities for the remainder of the loan are as follows:

2010	$281,556
2011	$425,223

The balance of the notes payable consists of commercial loans of a vehicles and equipment in the normal course of business.

The Loans from individuals includes three loan all of which are due within one year and bear interest from 9% to 12%.

Note 8 – Convertible Debt

The Company entered into a Convertible Loan Agreement which also entitled the lenders to warrants and to convert the loans, at their option, to common stock of the Company. The face value of the Convertible Notes, 6%, interest quarterly, mature as follows:

Maturity	Amount	Exercised	Balance

April 28, 2009	$321,735	$–	$321,735
August 17, 2009	668,944	–	668,944
October 28, 2009	299,007	–	299,007
November 10, 2009	1,135,488	–	1,135,488
Total	$2,425,174	$–	$2,425,174

The lenders were issued warrants to purchase 7,000,000 shares of common stock at an exercise price of $2.50 per share. The Company also issued warrants to a broker in the transaction for the exercise of 70,000 shares of common stock at an exercise price of $2.50. These warrants expire if not exercised at various dates in 2013 through November 10, 2013. At September 30, 2008, all of the 7,000,000 warrants have been issued entitling the lender to one share for each warrant at an exercise price of $2.50 per share.

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

As a result of the Company not having filed the registration statement within 30 days of the execution of the loan agreement, the parties agreed that the Company would issue warrants to purchase an additional 5,000,000 shares of the Company’s common stock at $2.50 per share. The warrants expire if not exercised on August 10, 2013. These warrants were issued to cure the default that occurred on September 28, 2006 and was executed on August 10, 2006. The Company recorded the fair value of these warrants as loan default costs as of September 28, 2006.

Note 9 – Income Taxes

Provision/benefit for income taxes for the periods ended September 30, 2008 and 2007 consisted of the follows:

	For the six months ended September 30,
	2008	2007

Federal income taxes/(benefit)	$(304,675)	$(319,277)
State income taxes	(67,117)	(61,171)
Total	(371,792)	(380,448)
Valuation allowance	371,792	380,448
Net tax provision/benefit	$–	$–

Through March 31, 2008, we recorded a valuation allowance of $4,610,750 against deferred income tax assets primarily associated with tax loss carry forwards. Our significant operating losses experienced in prior years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.  For the six months ended September 30, 2008 we recognized an additional $371,792 of valuation allowance.

We have net operating loss carry forwards of $12,633,277. Our net operating loss carry forwards will expire between 2025 and 2029.

Future realization of the net operating losses is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 34% Federal income tax rate. The net operating losses expire as follows:

Expiration	Amount

2025	$1,233,826
2026	5,132,298
2027	3,052,902
2028	2,251,030
2029	963,221
Total net operating loss available	$12,633,277

Note 10 – Accounting for derivative financial instruments

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

Free standing instruments, consisting of warrants are valued using the binomial model valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of September 30, 2008 are as follows:

	Original	Default
	Warrants	Warrants

Exercise price	$2.50	$2.50
Shares subject to exercise	7,000,000	5,000,000
Weighted Average Term Remaining (years)	4.91	4.75
Volatility	165.5%	165.5%
Risk-free rate	1.78 – 2.98%	1.78 – 2.98%
Implied value	$412,860	$288,283
Recorded value	$–	$13,960,334

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

Note 11 – Company Stock

Preferred Stock

At September 30, 2008, the Company had 1,000,000 shares of $0.001 par value authorized and no outstanding or issued shares.

Common Stock

At September 30, 2008, the Company had 250,000,000 shares authorized of $0.001 par value common stock, of which issued and outstanding shares were 66,616,103.

During the six months ended September 30, 2008, the Company issued 6,431,000 par value $0.001 common shares of stock for net proceeds of $1,096,930 after payment of issue costs and fees of $25,070.  Also during the period, the Company issued an aggregate of 5,300,000 common shares for services to consultants recognizing an aggregate addition to stockholders’ equity of $1,073,000 based on the market price of the stock at the date of the agreement.  The services will be recognized over the next one to two years and the related expense is being recognized over the service period.

Warrants

No warrants have been exercised.

At September 30, 2008 the status of the outstanding warrants is as follows:

Issue Date	Shares Exercisable	Weighted Average Exercise Price	Expiration Date

September 27, 2005	450,000	$2.50	September 26, 2010
April 29, 2006	1,866,667	$2.50	April 28, 2013
September 28, 2006	5,000,000	$2.50	August 10, 2013
August 17, 2006	1,633,333	$2.50	August 17, 2013
October 28, 2006	700,000	$2.50	October 28, 2013
November 10, 2006	2,800,000	$2.50	November 10, 2013
May 21, 2007	500,000	$.75	May 20, 2009
July 1, 2007	5,775,000	$.75	September 30, 2012
Cashless April 20 – November 10, 2006	700,000	$2.50	April 29 – November 10, 2015
Cashless March 26, 2007	1,400,000	$.75	March 26, 2010
Cashless July 1, 2007	519,750	$.75	September 30, 2012

The warrants have no intrinsic value at September 30, 2008.

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

The following table sets forth the Company’s stock option activity during the six months ended September 30, 2008:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at March 31, 2008	5,415,000	$.20	2.5	$–
During the six months ended September 30, 2008:
Granted	–	–	–	242,293
Exercised	–	–	–	–
Canceled	(450,000)	–	–	(20,572)

Outstanding at September 30, 2008	4,965,000	$.20	2.5	$221,721

Exercisable at September 30, 2008	–	$–	–	$–

The following table sets forth the status of the Company’s non-vested stock options as of September 30, 2008:

	Number of Options	Weighted-Average Grant-Date Fair Value

Non-vested as of March 31, 2008	5,415,000	$.11
Option activity during the quarter ended September 30, 2008:
Granted	(0)	–
Forfeited	(450,000)	.11
Vested	(0)	–

Non-vested as of September 30, 2008	4,965,000	$.11

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

Unrecognized stock-based compensation expense related to the unvested options is approximately $389,291 and will be recorded over the vesting periods of 18 months. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.  During the six months ended September 30, 2008 the Company recognized expense of $170,370. These options have an intrinsic value at September 30, 2008 of $221,721.

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

Note 12 – Earnings (Loss) Per Share

Basic income (loss) per common share is computed by dividing the results of operations by the weighted average number of shares outstanding during the period.

Diluted income (loss) earnings per common share adjusts basic income (loss) per common share for the effects of convertible securities, stock options, warrants and other potentially dilutive financial instruments only in periods in which such effect is dilutive. No instruments were dilutive at September 30, 2008 or 2007.

Note 13 – Subsequent Event – Acquisition

Effective October 17, 2008 the Company, through a wholly owned subsidiary, has acquired Excel Staffing Solutions, Inc. (“ESSI”).

Consideration for the acquisition will consist of the issuance by the Company of 12,500,000 shares of its common stock, the assumption of debt in the approximate amount of $8,900,000, and cash payments in the amount $1,575,000 which amount is payable in four equal annual installments.  Completion of the transaction is scheduled to take place no later than January 15, 2009.

Control of ESSI is deemed to have been assumed by the Company as of October 17, 2008.

ESSI is an employee staffing company based in Scottsdale, Arizona.  ESSI and its subsidiaries operate in a number of states including Alabama, Arizona, California, Colorado, Florida, Illinois, Pennsylvania, Texas, Utah and Washington, providing long term staffing, temporary staffing, and related services with more than 5,000 employees.  Revenues, subject to audit, for the 12 months ended September 30, 2008 were approximately $102 million.

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

Our White Sands, L.L.C. subsidiary has an approved diesel fuel additive for the commercial trucking industry. By adding a relatively small amount of Clean Boost to the fuel tank of a large diesel truck, fuel economy is improved and engine wear reduced. This product was reviewed by the Environmental Protection Agency (“EPA”) and we received registration number 201920001 for this product
As an expansion of the White Sands Clean Boost product, we received a limited approval from the Texas Commission on Environment Quality (“TCEQ”) and the EPA in March, 2007 of the Clean Boost LE product, a refined diesel fuel additive that reduces diesel fuel emissions and when added to diesel fuel would bring the fuel into compliance with the mandated Texas emission standard. In September, 2008 the Company received an unconditional approval for the Clean Boost LE product from the TCEQ that qualifies the additive for all diesel fuels. This product is applicable to the refining and distribution processes in other states where similar clean air standards are being developed.

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

Effective January 1, 2007 the Company acquired Dyson Properties, Inc., a manufacturer, blender and seller of oil based products in Durant, Oklahoma. This acquisition gives the Company the ability to manufacture, package, and distribute its products as well as those of Dyson in lieu of using third party blenders, packagers and distributors.

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

Since March 31, 2005 we introduced several new products that we are in the process of bringing to market. All of these products are in the same industry segment. These products include XenTx transmission treatment, XenTx fuel treatment, XenTx lubricating aerosol spray and the diesel fuel additive, Clean Boost with an EPA license number 201920001. In September, 2008 we received unconditional approval for the Clean Boost LE (low emissions) product for diesel engines that reduces emissions when combined with standard diesel fuel and were issued an EPA Certification #201920002CB-LE.

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

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”). The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which the employee is required to provide service in exchange for the award. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after September 15, 2005, with early adoption encouraged.

We recorded stock-based compensation for the six months ended September 30, 2008 of $170,370.  The options vest at a rate of 1,655,000 shares on October 1, 2008, April 1, 2009 and October 1, 2009 and are exercisable for a period of three years from the grant date.

Income Taxes

We incurred net operating losses for the years ended March 31, 2005 through 2008, and had a net loss of the six months ended September 30, 2008 and consequently did not, or will not be required to, pay federal or foreign income taxes, but we did pay nominal state taxes in states where we have operations. We have a federal net operating loss carryover of $12,633,277 as of September 30, 2008, which expires through March 31, 2029. The Company does not believe it is subject to the various Section 382 limitations.

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

We sell our products through retailers, auto parts suppliers, internet sales at our web sites: www.xentx.com, www.synergynracing.com and direct sales through sales representatives to commercial customers. We sell our retail and commercial product through our sales force of three and through independent sales representatives. Each sales representative tends to service one to a few retail outlets with which they have long term, strong relationships. Our compensation arrangement with these representatives is commission only.

Our products are currently sold in approximately 4,000 retail outlets in the United States and Canada. During the six months ended September 30, 2008 no retailers accounted for more than 10% of our sales volume.

Results of Operations

Six Months Ended September 30, 2008 Compared to the Six Months Ended September 30, 2007

Net Sales. Our net sales for the six months ended September 30, 2008 were $2,366,071, an increase of $1,121,536, or 90%, from the six months ended September 30, 2007. The increase from the prior year was as a result of the Company’s strong foreign sales, marketing strategy changes to seek industrial/commercial sales that would produce the greatest volumes and changes in product branding strategy. In addition, the Company’s new emphasis on the commercial/industrial market, particularly with long haul trucking fleets, is just now beginning to be successful.

Cost of Sales. Our cost of sales for the six months ended September 30, 2008 was $1,051,259, or 44% of net sales, compared to $662,412, or 53% of net sales, during the six months ended September 30, 2007. The increase in the cost of sales was primarily due to both increases in raw material and manufacturing costs. However, the gross profit increased by 9% as a result of the mix of products sold with a lower per unit finished cost.

Research and Development Expenses.    Our research and development costs were $250 for the six months ended September 30, 2008, a decrease of $104,877, over the six months ended September 30, 2007. All of the expenditures for the six months ended September 30, 2007 were attributable to the development and testing of the Clean Boost LE product.

Selling, General and Administrative Expenses.   Our selling, general and administrative expenses were $1,932,420 for the six months ended September 30, 2008, an increase of $548,698, from the September 30, 2007 results. The increase was due primarily to the increased consulting costs, paid in both cash and stock and the amortization of stock option costs.

Depreciation and Amortization. Depreciation and amortization increased to $123,933 from $140,381 for the same period a year earlier. Depreciation and amortization includes the depreciation on property, plant and equipment and the amortization on the intangible asset at the rate of $31,681 per quarter on a straight line basis.

Interest and Other Expense

Interest Expense. During the six months ended September 30, 2008, the interest expense was $225,865 compared to $225,844 for the same period a year earlier.  The aggregate amount is almost the same however the 2008 amount includes a decrease of $166,351 compared to a decrease in the prior year of $31,126. The balance difference is an increase in the amortization of loan costs as interest expense.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Net Sales. Our net sales for the three months ended September 30, 2008 were $529,650, an decrease of $48,161, or 8%, from the three months ended September 30, 2007. The decrease from the prior year was as a result of the Company’s cash flow not allowing the purchase of inventory to fill orders in hand and the focus on attracting  industrial/commercial sales that would produce the greatest volumes.  In addition, the Company’s new emphasis on the commercial/industrial market, particularly with long haul trucking fleets, is just now beginning to be successful.

Cost of Sales. Our cost of sales for the three months ended September 30, 2008 was $324,483, or 61% of net sales, compared to $369,235, or 64% of net sales, during the three months ended September 30, 2007. The decrease in the cost of sales was primarily due to mix of products sold during the periods and the variance in the costs of the raw materials.

Research and Development Expenses.   Our research and development costs were $250 for the three months ended September 30, 2008, a decrease of $52,396, over the three months ended September 30, 2007. All of the expenditures for the three months ended September 30, 2007 were attributable to the development and testing of the Clean Boost LE product.  No major research or development projects have commenced subsequent to the Clean Boost LE product completion.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses were $1,250,718 for the three months ended September 30, 2008, an increase of $595,866, from the September 30, 2007 results. The increase was due primarily to the increased consulting costs, paid in both cash and stock, and the amortization of stock option costs.

Depreciation and Amortization. Depreciation and amortization increased to 61,967 from $57,883 for the same period a year earlier. Depreciation and amortization includes the depreciation on property, plant and equipment and the amortization on the intangible asset at the rate of $31,681 per quarter on a straight line basis.

Interest and Other Expense

Interest Expense. During the three months ended September 30, 2008, the interest expense was $27,031 compares to net interest income of $40,978 for the same period a year earlier.  The fluctuation is due to changes in the valuation of the cashless warrants being reflected as interest change each period and offset by interest expense increases and amortization of debt issuance expenses.

Liquidity and Capital Resources

Since our inception we have incurred significant losses and, as of September 30, 2008, we have an accumulated deficit of $28,021,252. We have not yet achieved cumulative profitability, primarily as a result of the valuation adjustment of the warrants issued in conjunction with the cost of curing the loan default in a prior period. We expect that our research and development and selling, general and administrative expenses will increase and, as a result, we will need to generate significant additional product revenues to maintain profitability. The Company has developed new products in the same energy conservation field and acquired both the Clean Boost products for diesel fuel treatment fuel additive and the Clean Boost Low Emissions for refined diesel products to be sold to diesel oil refiners and distributors. In addition, with the acquisition of XenTx Lubricants, Inc. (formerly Dyson Properties, Inc.) on January 1, 2007 the Company now owns both its own manufacturing plant and distribution center. Also, the Company acquired the Synergyn brand of lubricants and now has four different product lines. Currently the Company does not have the financial resources to introduce and support these product lines and will need to attract additional funding.

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

Cash Flows

As of September 30, 2008, we had $47,298 in cash and cash equivalents, compared to $59,544 at March 31, 2008. The decrease was due primarily to investment in the increase in inventory and receivables in support of manufacturing and distribution activities in Durant, OK.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock and notes which were converted to common stock and capital contribution from a majority owner and debt offerings. Through September 30, 2008, we had received net proceeds of $11,520,861 from such sources. We have also used our revenues to date as a source of additional liquidity. As of September 30, 2008, we had cash and cash equivalents of $47,298.

Recent Financing

Short term loans to the Company during the six months ended September 30, 2008 were provided by executives of the Company.

Operating Capital and Capital Expenditure Requirements

We expect to continue to make expenditures, and capital expenditures where necessary, to support the expansion of our production and research and development programs and to expand our commercial operations. We anticipate using the proceeds from the sale of the notes and stock to finance these activities. Specifically, a substantial portion of the proceeds will be used to bolster the advertising and marketing campaigns for the existing and new products we are introducing into the marketplace.  Our foreign sales collections have hurt our ability to expand sales due to the long order, manufacture, shipping and collection times involving normal trade terms.

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

Item 4T.   Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were not effective because of the material weakness identified as of such date discussed below.  Notwithstanding, the existence of the material weakness described below, management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will occur and not be detected by management before the financial statements are published.  In its assessment of the effectiveness in internal control over financial reporting as of September 30, 2008, the Company determined that there were control deficiencies that constituted a material weakness, as described below.

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

Due to these material weaknesses, management concluded that our internal control over financial reporting was not effective as of September 30, 2008.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There were no material pending legal proceedings at September 30, 2008 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A.   Risk Factors

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the period from July 1, 2008 through September 30, 2008, the Registrant sold and issued an aggregate of 825,000 shares of common stock, with par value of $0.001, for a net purchase price of $125,000 (the “Offering”).  The Offering was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, in as much as the securities were issued only to accredited investors without any form of general solicitation or general advertising.

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

EMTA Holdings, Inc. (Registrant)

Date: November 19, 2008	/s/ Edmond L. Lonergan
Edmond L. Lonergan President and Chief Executive Officer

Date: November 19, 2008	/s/ James C. Marshall
James C. Marshall Chief Financial Officer