Form 10-Q
period 2008-12-31
EMTA Holdings, Inc.
filed 2009-02-19
CIK 1372533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-136583

EMTA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	41-2145716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7430 E. Butherus, Suite D, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(480) 222-6222

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, February 16, 2009:  $0.001 par value common stock 95,049,436 shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

EMTA Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	March 31,
ASSETS	2008	2008
	(Unaudited)
Current Assets:
Cash	$69,560	$59,544
Accounts receivable	1,787,143	932,125
Notes receivable	–	137,500
Inventory	406,163	416,793
Prepaid expenses	161,693	62,849
Total Current Assets	2,838,267	1,608,811
Property, plant and equipment, net of accumulated depreciation	2,424,559	1,786,967
Other Assets:
Other assets	59,696	2,351
Intangible assets	538,569	633,611
Total Other Assets	596,265	635,962
Total Assets	$4,739,367	$4,031,740

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$891,213	$815,933
Accrued liabilities	1,985,460	1,657,416
Cashless warrant liability	30,251	257,379
Notes payable and amounts due within one year	1,939,541	1,795,398
Conversion share derivative liability	2,453,243	–
Total Current Liabilities	7,299,708	4,526,126

Notes payable due after one year	779,918	874,698
Conversion share derivative liability	–	2,362,815
Total Liabilities	8,079,626	7,763,639

Stockholders' Equity
Preferred Stock, $0.001 par value, 1,000,000 Authorized;
no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 250,000,000
authorized, issued and outstanding 73,816,103
and 54,885,103 at December 31, 2008 and March 31,
2008, respectively	73,816	54,885
Additional paid-in capital	25,219,058	23,267,228
Accumulated deficit development stage	(28,633,133)	(27,054,012)
Total Stockholders' Equity	(3,340,259)	(3,731,899)
Total Liabilities and Stockholders' Equity	$4,739,367	$4,031,740

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Sales, net of returns and allowances	$674,657	$310,102	$3,040,728	$1,554,637
Cost of sales	368,255	25,074	1,419,514	687,486
Gross Profit	306,402	285,028	1,621,214	867,151
Operating Expenses:
Selling, general and administrative	699,356	992,635	2,631,776	2,376,357
Depreciation and amortization	62,695	58,368	186,628	174,433
Research and development	(250)	5,637	–	110,764
Total Operating Expenses	761,801	1,056,640	2,818,404	2,661,554
Loss From Operations	(455,399)	(771,612)	(1,197,190)	(1,794,403)
Other Income and (Expense):
Other income	–	–	416	–
Interest expense	(156,482)	(536,382)	(382,347)	(762,226)
Loss before provision for income taxes	(611,881)	(1,307,994)	(1,579,121)	(2,556,629)
Provision for/(Benefit of) income taxes	–	–	–	–
Net Income/(Loss)	$(611,881)	$(1,307,994)	$(1,579,121)	$(2,556,629)

Earnings per share:
Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.06)
Weighted average shares outstanding, basic and diluted	70,897,625	44,123,259	68,345,747	42,358,834

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ (Deficit)/Equity
(Unaudited)

			Additional
			Paid-In	Accumulated
	Shares	Common Stock	Capital	Deficit	Total

Balance March 31, 2007	40,396,004	$40,396	$21,764,483	$(24,603,928)	$(2,799,049)

Proceeds from sale of common stock	500,000	500	99,500		100,000
Shares issued on conversion of debt	1,200,000	1,200	99,000		100,200
Capital contribution			65,000		65,000
Shares issued for services	3,762,600	3,763	215,987		219,750
Shares issued in conjunction with financings	263,166	263	41,579		41,842
Net loss for the nine months ended December 31, 2007				(2,556,629)	(2,556,629)

Balance December 31, 2007	46,121,770	$46,122	$22,285,549	$(27,160,557)	$(4,828,886)

Balance March 31, 2008	54,885,103	$54,885	$23,267,228	$(27,054,012)	$(3,731,899)

Shares issued for cash	6,431,000	6,431	1,090,499		1,096,930
Shares issued for services	12,500,000	12,500	596,965		609,465
Stock option valuation			264,366		264,366
Net loss for the nine months ended December 31, 2008				(1,579,121)	(1,579,121)

Balance December 31, 2008	73,816,103	$73,816	$25,219,058	$(28,633,133)	$(3,340,259)

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	December 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net (Loss)	$(1,579,121)	$(2,556,629)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	186,628	174,433
Amortization of debt discount	157,287	204,999
Bad debt provision	–	(1,270)
Shares issued for services	436,194	261,842
Stock option costs	264,366	–
Cashless warrant conversion	227,128	(200,286)
Change in conversion share liability	(90,428)	(111,257)
Changes in assets and liabilities
Accounts receivable	(855,018)	5,674
Inventory	10,630	50,642
Prepaid expenses	(23,682)	406
Other assets	(450)	–
Accounts payable	75,281	99,282
Accrued liabilities	117,573	331,441
Cash (used) by operating activities	(1,073,612)	(1,340,451)
Investing Activities:
Proceeds from note receivable	137,500	–
Capital expenditures	(23,162)	(2,345)
Cash provided by (used by) investing activities	114,338	(2,345)
Financing Activities:
Net repayment of borrowings on short term debt	(127,641)	1,086,137
Capital contribution	–	65,000
Net proceeds from issuance of common shares	1,096,930	100,000
Net cash provided by financing activities	969,289	1,251,137
Net (decrease) in cash	10,016	(91,659)
Cash at beginning of period	59,544	101,116
Cash at end of period	$69,560	$9,457

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$113,043	$61,776
Income taxes	$–	$–
Non Cash Activities:
Notes payable converted to common stock	$–	$(100,200)
Common stock issued for notes payable	–	1,200
Additional paid-in capital from conversion of note payable	–	99,000
	$–	$–

See accompanying notes to these consolidated financial statements.

EMTA Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine months Ended December 31, 2008 and 2007

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

If no additional capital is received to successfully implement the Company’s business plan, the Company will be forced to rely on existing cash in the bank and upon additional funds which may or may not be loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event the Company is unable to acquire sufficient capital, the Company’s ongoing operations would be negatively impacted.

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

Use of Estimates   – The preparation of financial statements in conformity with United States generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to revenue recognition, contractual allowances and uncollectible accounts, intangible assets, accrued liabilities, derivative liabilities, income taxes, warrants and stock options, litigation and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ significantly from these estimates.

Cash Equivalents   – The Company invests its excess cash in short-term investments with various banks and financial institutions. Short-term investments are cash equivalents, as they are part of the cash management activities of the Company and are comprised of investments having maturities of nine months or less when purchased.

Allowance for Doubtful Accounts   – The Company provides an allowance for doubtful accounts when management estimates collectibility to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $34,149 at December 31, 2008 and March 31, 2008.

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

Research, Testing and Development   – Research, testing and development costs are expensed as incurred. Research and development expenses, including testing, were $0 for the nine months ended December 31, 2008, and $110,764 for the nine months ended December 31, 2007. Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition.

Income Taxes   – We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of December 31, 2008 and 2007.

Stock-Based Compensation

We account for stock-based awards to employees and non-employees using the accounting provisions of Statement of Financial Accounting Standards (“ SFAS”) No. 123R  – Share-Based Payments which requires all companies to measure compensation cost for all share-based payments, including stock options, at fair value which the Company adopted in 2006.

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

Concentrations of Credit Risks – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer's financial condition. At December 31, 2008 the Company had a receivable from one foreign customer in the amount of $1,378,697.  The balance of the accounts receivable are primarily from retailers and distributors located in the United States.

New Accounting Standards  – Several accounting pronouncements became effective in the nne months ended December 31, 2008 or are expected to become effective in fiscal year ending March 31, 2009.

GAAP Hierarchy

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles. ” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC ’ s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. ” EMTA does not expect the adoption of SFAS No. 162 to have a material effect on its results of operations and financial position.

Convertible Debt

In May 2008, the FASB issued Financial Statement Position (FSP) Accounting Principles Board (APB) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). ” FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by EMTA in the first quarter of fiscal 2010. EMTA is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its results of operations and financial position.

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements–an amendment of Accounting Research Bulletin No. 51. ” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal 2010. We do not expect the adoption of SFAS No. 160 to have a material effect on its results of operations and financial position.

On March 31, 2007, we adopted the provisions of FIN 48. There was no material impact to EMTA of adopting FIN 48.

In March 2008, the FASB issued SFAS No. 161, “Disclosure About Derivative Instruments and Hedging Activities-an amendment to FASB Statement 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about derivatives and hedging activities and the reasons for using them. SFAS 161 is effective for fiscal years beginning after November 15, 2008, the year beginning April 1, 2009 for the Company. The Company is currently reviewing the provisions of SFAS 161 to determine any impact for the Company.

Note 3 – Inventories

Inventory consists of finished goods and raw material as follows:

	December 31, 2008	March 31, 2008
	(Unaudited)

Finished goods	$251,841	$340,087
Raw material	154,322	76,706
	$406,163	$416,793

Note 4 – Property, Plant and Equipment

At December 31, 2008 and March 31, 2008 equipment and computers consisted of the following:

	December 31, 2008	March 31, 2008
	(Unaudited)

Property and plant	$1,442,401	$1,442,401
Equipment and computers	522,208	518,504
Less accumulated depreciation	(246,066)	(173,938)
Net equipment and Computers	$1,718,543	$1,786,967

During the nine months ended December 31, 2008 and 2007 depreciation expense was $91,586 and $77,164, respectively.

Note 5 – Intangible Assets

Intangible assets consist of technology of production and license rights under the Environmental Protection Agency to market one of the products acquired in the acquisition of White Sands, L.L.C. on March 31, 2006. The Company intends to market the related products as soon as production and marketing strategies can be completed. The Company will amortize this investment over its estimated useful life of seven years on a straight line basis. For the nine months ended December 31, 2008 and 2007 amortization was $95,042.

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2008 and March 31, 2008:

	December 31, 2008	March 31, 2008
	(Unaudited)

Accrued marketing and advertising	$300,000	300,000
Accrued reimbursement to product testing partner	978,151	978,151
Accrued interest	536,556	288,046
Other	170,753	91,219
	$1,985,460	$1,657,416

As part of our testing of products and new applications the Company agreed to reimburse one of our testing partners for the costs incurred in such testing.

Note 7 – Notes and Contracts Payable

As of December 31, 2008 notes and contracts payable consist of the following:

Bank Loans, payable in installments	$266,983
Mortgage Loan Payable, monthly payments of principal and interest at 3 month LIBOR plus 4.7%.	763,670
Payments due seller of Dyson	254,240
Loan from Dyson	60,000
Notes payable	1,119,566
Loans from individuals, due within one year	255,000
2,719,459
Less amounts due within one year	1,939,541
Amounts due after one year	$779,918

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

Notes payable include amounts due after one year consists of the loan from Shelter Island Opportunity Fund with interest at 12.25% per annum and secured by the plant and equipment in Durant, Oklahoma.  Maturities for the amounts due after one year of $779,918 are all due by December 31, 2010.

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

Note 8 – Convertible Debt

The Company entered into a Convertible Loan Agreement which also entitled the lenders to warrants and to convert the loans, at their option, to common stock of the Company. The face value of the Convertible Notes, 6%, interest quarterly, mature as follows:

Maturity	Amount	Exercised	Balance

April 28, 2009	$324,846	$–	$324,846
August 17, 2009	678,277	–	678,277
October 28, 2009	299,424	–	299,424
November 10, 2009	1,150,696	–	1,150,696
Total	$2,453,243	$–	$2,453,243

The lenders were issued warrants to purchase 7,000,000 shares of common stock at an exercise price of $2.50 per share. The Company also issued warrants to a broker in the transaction for the exercise of 70,000 shares of common stock at an exercise price of $2.50. These warrants expire if not exercised at various dates in 2013 through November 10, 2013. At December 31, 2008, all of the 7,000,000 warrants have been issued entitling the lender to one share for each warrant at an exercise price of $2.50 per share.

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

Note 9 – Income Taxes

Provision/benefit for income taxes for the periods ended December 31, 2008 and 2007 consisted of the follows:

	For the nine months ended December 31,
	2008	2007

Federal income taxes/(benefit)	$(344,026)	$(872,036)
State income taxes	(75,786)	(192,103)
Total	(419,812)	(1,064,139)
Valuation allowance	419,812	1,064,139
Net tax provision/benefit	$–	$–

Through March 31, 2008, we recorded a valuation allowance of $4,610,750 against deferred income tax assets primarily associated with tax loss carry forwards. Our significant operating losses experienced in prior years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.  For the nine months ended December 31, 2008 we recognized an additional $419,812 of valuation allowance.

We have net operating loss carry forwards of $12,757,682. Our net operating loss carry forwards will expire between 2025 and 2029.

Future realization of the net operating losses is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 34% Federal income tax rate. The net operating losses expire as follows:

Expiration	Amount

2025	$1,233,826
2026	5,132,298
2027	3,052,902
2028	2,251,030
2029	1,087,626
Total net operating loss available	$12,757,682

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

Free standing instruments, consisting of warrants are valued using the binomial model valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of December 31, 2008 are as follows:

	Original	Default
	Warrants	Warrants

Exercise price	$2.50	$2.50
Shares subject to exercise	7,000,000	5,000,000
Weighted Average Term Remaining (years)	4.66	4.50
Volatility	192.2%	192.2%
Risk-free rate	0.37 – 1.55%	0.37 – 1.55%
Implied value	$163,116	$114,123
Recorded value	$–	$13,960,334

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

Note 11 – Company Stock

Preferred Stock

At December 31, 2008, the Company had 1,000,000 shares of $0.001 par value authorized and no outstanding or issued shares.

Common Stock

At December 31, 2008, the Company had 250,000,000 shares authorized of $0.001 par value common stock, of which issued and outstanding shares were 73,816,103.

During the nine months ended December 31, 2008, the Company issued 6,431,000 par value $0.001 common shares of stock for net proceeds of $1,096,930 after payment of issue costs and fees of $25,070.  Also during the period, the Company issued an aggregate of 12,500,000 common shares for services to consultants recognizing an aggregate addition to stockholders’ equity of $1,155,000 based on the market price of the stock at the date of the agreement.  The services will be recognized over the next one to three years and the related expense is being recognized over the service period.

Warrants

No warrants have been exercised.

At December 31, 2008 the status of the outstanding warrants is as follows:

Issue Date	Shares Exercisable	Weighted Average Exercise Price	Expiration Date

September 27, 2005	450,000	$2.50	September 26, 2010
April 29, 2006	1,866,667	$2.50	April 28, 2013
September 28, 2006	5,000,000	$2.50	August 10, 2013
August 17, 2006	1,633,333	$2.50	August 17, 2013
October 28, 2006	700,000	$2.50	October 28, 2013
November 10, 2006	2,800,000	$2.50	November 10, 2013
May 21, 2007	500,000	$.75	May 20, 2009
July 1, 2007	5,775,000	$.75	December 31, 2012
Cashless April 20 – November 10, 2006	700,000	$2.50	April 29 – November 10, 2015
Cashless March 26, 2007	1,400,000	$.75	March 26, 2010
Cashless July 1, 2007	519,750	$.75	December 31, 2012

The warrants have no intrinsic value at December 31, 2008.

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

The following table sets forth the Company’s stock option activity during the nine months ended December 31, 2008:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding at March 31, 2008	5,415,000	$.20	2.5
During the nine months ended December 31, 2008:
Granted	–	–	–
Exercised	–	–	–
Canceled	(450,000)	–	–

Outstanding at December 31, 2008	4,965,000	$.20	2.5

Exercisable at December 31, 2008	–	$–	–

The aggregate intrinsic value at December 31, 2008 of all outstanding options is zero.

The following table sets forth the status of the Company’s non-vested stock options as of December 31, 2008:

	Number of Options	Weighted-Average Grant-Date Fair Value

Non-vested as of March 31, 2008	5,415,000	$.11
Option activity during the quarter ended December 31, 2008:
Granted	–	–
Forfeited	(450,000)	.11
Vested	(1,655,000)	.11

Non-vested as of December 31, 2008	3,310,000	$.11

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

Unrecognized stock-based compensation expense related to the unvested options is approximately $295,295 and will be recorded over the remaining vesting periods of 9 months. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.  During the nine months ended December 31, 2008 the Company recognized expense of $264,366. These options have an intrinsic value at December 31, 2008 of $0.

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

The fair value of options were estimated at the date of grant with the following weighted-average assumptions for the fiscal year ended March 31, 2008:

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

Diluted income (loss) earnings per common share adjusts basic income (loss) per common share for the effects of convertible securities, stock options, warrants and other potentially dilutive financial instruments only in periods in which such effect is dilutive. No instruments were dilutive at December 31, 2008 or 2007.

Note 13 – Subsequent Events – Acquisition and Stock Issuance

Effective October 17, 2008, the Company, through a wholly owned subsidiary, entered into an agreement for the acquisitions of the assets of Excel Staffing Solutions, Inc. (“ESSI”).

Consideration for the acquisition will consist of the issuance by the Company of 19,233,333 shares of its common stock, and notes payable in the approximate amount of $10,138,000 payable over the next four years.  The transaction was completed effective January 1, 2009.

ESSI is an employee staffing company based in Scottsdale, Arizona.  ESSI and its subsidiaries operate in a number of states including Alabama, Arizona, California, Colorado, Florida, Illinois, Pennsylvania, Texas, Utah and Washington, providing long term staffing, temporary staffing, and related services with more than 5,000 employees.  Revenues, subject to audit, for the 12 months ended December 31, 2008 were approximately $100 million.

Also subsequent to the end of the quarter, the Company issued 1,000,000 shares for services and sold 1,000,000 shares for $30,000.

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

Such forward-looking statements encompass our beliefs, expectations, hopes or intentions regarding future events. Words such as “expects,” “believes,” “anticipates,” “should,” and “likely” also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Risks Related to Existing and Proposed Operations.” All subsequent written and oral forward-looking statements attributable to EMTA or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report. For a more detailed discussion of these and other factors that could cause actual results to differ from those contained in the forward-looking statements, see the company’s annual report on Form 10-K filed with the Securities and Exchange Commission which includes our financial statements for the year ended March 31, 2008.

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

Our White Sands, L.L.C. subsidiary has an approved diesel fuel additive for the commercial trucking industry. By adding a relatively small amount of Clean Boost to the fuel tank of a large diesel truck, fuel economy is improved and engine wear reduced. This product was reviewed by the Environmental Protection Agency (“EPA”) and we received registration number 201920001 for this product.

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

Stock-Based Compensation and Stock Issuances

We account for stock-based awards to employees and non-employees using the accounting provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R — Share-Based Payments which requires all companies to measure compensation cost for all share-based payments, including stock options, at fair value which the Company adopted in 2006.  The fair value of equity securities is determined by management based upon recent public trades of the Company’s stock.

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

We recorded stock-based compensation for the nine months ended December 31, 2008 of $264,366.  The options vest at a rate of 1,655,000 shares on October 1, 2008, April 1, 2009 and October 1, 2009 and are exercisable for a period of three years from the grant date.

Income Taxes

We incurred net operating losses for the years ended March 31, 2005 through 2008, and had a net loss of the nine months ended December 31, 2008 and consequently did not, or will not be required to, pay federal or foreign income taxes, but we did pay nominal state taxes in states where we have operations. We have a federal net operating loss carryover of $12,757,682 as of December 31, 2008, which expires through March 31, 2029. The Company does not believe it is subject to the various Section 382 limitations.

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

Our products are currently sold in approximately 4,000 retail outlets in the United States and Canada. During the nine months ended December 31, 2008 no retailers accounted for more than 10% of our sales volume.

Results of Operations

Nine Months Ended December 31, 2008 Compared to the Nine Months Ended December 31, 2007

Net Sales . Our net sales for the nine months ended December 31, 2008 were $3,040,728, an increase of $1,486,091, or 96%, from the nine months ended December 31, 2007. The increase from the prior year was as a result of the Company’s strong foreign sales, marketing strategy changes to seek industrial/commercial sales that would produce the greatest volumes and changes in product branding strategy. In addition, the Company’s new emphasis on the commercial/industrial market, particularly with long haul trucking fleets, is just now beginning to be successful.

Cost of Sales . Our cost of sales for the nine months ended December 31, 2008 was $1,419,514, or 47% of net sales, compared to $687,486, or 44% of net sales, during the nine months ended December 31, 2007. The increase in the cost of sales was primarily due to both increases in raw material and manufacturing costs. The gross profit decreased by 3%, from 56% to 53%, as a result of the mix of products sold and the increase in petroleum based raw materials during the periods.

Research and Development Expenses .    Our research and development costs were $0 for the nine months ended December 31, 2008, a decrease of $111,014, over the nine months ended December 31, 2007. All of the expenditures for the nine months ended December 31, 2007 were attributable to the development, testing and permitting of the Clean Boost LE product.

Selling, General and Administrative Expenses .   Our selling, general and administrative expenses were $2,631,776 for the nine months ended December 31, 2008, an increase of $255,419, from the December 31, 2007 results. The increase was due primarily to the increased consulting costs, paid in both cash and stock and the amortization of stock option costs.

Depreciation and Amortization . Depreciation and amortization increased to $186,628 from $174,433 for the same period a year earlier. Depreciation and amortization includes the depreciation on property, plant and equipment and the amortization on the intangible asset at the rate of $31,681 per quarter on a straight line basis.

Interest and Other Expense

Interest Expense . During the nine months ended December 31, 2008, the interest expense was $382,347 compared to $762,226 for the same period a year earlier.  The interest expense was decreased by $227,128 for the nine months ended December 31, 2008 as a result of the change in cashless warrant liability while the prior nine month period included a charge of $200,286. The balance difference is an increase in the amortization of loan costs as interest expense.

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007

Net Sales. Our net sales for the three months ended December 31, 2008 were $674,657, an increase of $364,555, or 118%, from the three months ended December 31, 2007. The increase from the prior year was limited as a result of the Company’s cash flow not allowing the purchase of inventory to fill orders in hand and the focus on attracting  industrial/commercial sales that would produce the greatest volumes.  In addition, the Company’s new emphasis on the commercial/industrial market, particularly with long haul trucking fleets, is just now beginning to be successful.

Cost of Sales . Our cost of sales for the three months ended December 31, 2008 was $368,255, or 55% of net sales, compared to $25,074 or 8% of net sales, during the three months ended December 31, 2007. The increase in the cost of sales was primarily due to mix of products sold during the periods and the variance in the costs of the raw materials.

Research and Development Expenses .   Our research and development costs were $(250) for the three months ended December 31, 2008, a decrease of $5,887, over the three months ended December 31, 2007. All of the expenditures for the three months ended December 31, 2007 were attributable to the development and testing of the Clean Boost LE product.  No major research or development projects have commenced subsequent to the Clean Boost LE product completion.

Selling, General and Administrative Expenses .  Our selling, general and administrative expenses were $699,356 for the three months ended December 31, 2008, an decrease of $293,279, from the December 31, 2007 results. The decrease was due primarily to the decreased consulting costs, paid in both cash and stock, and the amortization of stock option costs.

Depreciation and Amortization . Depreciation and amortization increased to $62,695 from $58,368 for the same period a year earlier. Depreciation and amortization includes the depreciation on property, plant and equipment and the amortization on the intangible asset at the rate of $31,681 per quarter on a straight line basis.

Interest and Other Expense

Interest Expense . During the three months ended December 31, 2008, the interest expense was $156,482 compared to interest expense of $536,382 for the same period a year earlier.  The fluctuation is due to changes in the valuation of the cashless warrants being reflected as interest change each period and offset by interest expense increases and amortization of debt issuance expenses.

Liquidity and Capital Resources

Since our inception we have incurred significant losses and, as of December 31, 2008, we have an accumulated deficit of $28,633,133. We have not yet achieved cumulative profitability, primarily as a result of the valuation adjustment of the warrants issued in conjunction with the cost of curing the loan default in a prior period. We expect that our research and development and selling, general and administrative expenses will increase and, as a result, we will need to generate significant additional product revenues to maintain profitability. The Company has developed new products in the same energy conservation field and acquired both the Clean Boost products for diesel fuel treatment fuel additive and the Clean Boost Low Emissions for refined diesel products to be sold to diesel oil refiners and distributors. In addition, with the acquisition of XenTx Lubricants, Inc. (formerly Dyson Properties, Inc.) on January 1, 2007 the Company now owns both its own manufacturing plant and distribution center. Also, the Company acquired the Synergyn brand of lubricants and now has four different product lines. Currently the Company does not have the financial resources to introduce and support these product lines and will need to attract additional funding.

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

Cash Flows

As of December 31, 2008, we had $69,560 in cash and cash equivalents, compared to $59,544 at March 31, 2008. The increase was due primarily to the increase in accounts payable and receivables in support of manufacturing and distribution activities in Durant, OK.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock and notes which were converted to common stock and capital contribution from a majority owner and debt offerings. Through December 31, 2008, we had received net proceeds of $11,520,861 from such sources. We have also used our revenues to date as a source of additional liquidity. As of December 31, 2008, we had cash and cash equivalents of $69,560.

Recent Financing

Short term loans to the Company during the nine months ended December 31, 2008 were provided by executives of the Company.

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

Item 4T.   Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were not effective because of the material weakness identified as of such date discussed below.  Notwithstanding, the existence of the material weakness described below, management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will occur and not be detected by management before the financial statements are published.  In its assessment of the effectiveness in internal control over financial reporting as of December 31, 2008, the Company determined that there were control deficiencies that constituted a material weakness, as described below.

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

Due to these material weaknesses, management concluded that our internal control over financial reporting was not effective as of December 31, 2008.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There were no material pending legal proceedings at December 31, 2008 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A.   Risk Factors

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2008, the Company issued 7,200,000 shares of restricted common stock for current and future services.  The Company recognized $15,792 of expense and deferred $97,708 to be recognized over the period that services are to be provided.

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

EMTA Holdings, Inc. (Registrant)

Date: February 19, 2009	/s/ Edmond L. Lonergan
Edmond L. Lonergan President and Chief Executive Officer

Date: February 19, 2009	/s/ James C. Marshall
James C. Marshall Chief Financial Officer