Form 10-K
period 2009-03-31
GREEN PLANET GROUP, INC.
filed 2009-07-17
CIK 1372533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File No. 333-136583

GREEN PLANET GROUP, INC.
(Name of the small business issuer as specified in its charter)

Nevada	41-2145716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7430 E. Butherus, Suite D, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (480) 222-6222

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

The aggregate market value of Common Stock, $.001 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the OCT:BB on July 10, 2009, was $11,502,629.

The number of shares of common stock outstanding as of July 10, 2009 was 123,300,764.

Documents incorporated by reference: None.

TABLE OF CONTENTS

EXHIBIT 21.1 List of Subsidiaries
EXHIBIT 31.1 Officers Certificate Pursuant to Section 302
EXHIBIT 31.2 Officers Certificate Pursuant to Section 302
EXHIBIT 32.1 Certificate Pursuant to 18 U.S.C. Section 1350
EXHIBIT 32.2 Certificate Pursuant to 18 U.S.C. Section 1350

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on   Form 10-K   (“Annual Report”) for Green Planet Group, Inc. (“Green Plane,” “GPG,” the “Company,” “we,” “our” or “us”) contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the fuel additive products market; the potential inability to realize expected benefits from new products and products under development; domestic and international business and economic conditions; changes in the petroleum industry; unexpected difficulties in penetrating the commercial and industrial markets for our products; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufactured raw material and manufacturing capacity; future production variables impacting excess inventory and other risk factors listed in the section of this Annual Report entitled “Risk Factors” and from time to time in our Securities and Exchange Commission filings under “risk factors” and elsewhere.

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

Introduction

We are engaged in the research, development, manufacturing and distribution of a variety of products that improve overall energy efficiency with a specific concentration on petroleum based energy sources. We currently have four wholly owned operating subsidiaries, EMTA Corp, XenTx Lubricants, Inc. (formerly Dyson Properties, Inc.),  White Sands, LLC. and Lumea, Inc.

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

XenTx Lubricants, Inc. (“XenTx Lube”) manufactures and sells automotive, industrial and racing performance oils and lubricants under the name Synergyn Racing or Synergyn Performance. The Synergyn products have been manufactured and distributed for the past 20 years and are sold throughout the U.S.

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

Lumea, Inc. was formed for the purpose of implementing a roll-up strategy in the light industrial (green) staffing space. This type of staffing company provides unskilled and semi-skilled laborers to large industrial and commercial corporations that have significant fluctuations in manpower needs. The strategy of acquiring well established light industrial staffing companies provides access to major industrial/commercial customers that are targets for the Company’s energy efficiency and emission reducing technologies.

Corporate History

We were incorporated under the laws of Louisiana on June 5, 1978 under the name Forum Mortgage Corp. We were reincorporated under the laws of the State of Nevada in July 2004 under the name Omni Alliance Group, Inc.

On March 31, 2006 we acquired EMTA Corp., Inc. (“EMTA”) in consideration for the issuance to EMTA’s shareholders of 30,828,989 shares of our common stock. At that time we also implemented a 233 for one reverse stock split and changed our name to EMTA Holdings, Inc. The acquisition of EMTA was accounted for as a reverse merger. As a result, the financial statements of EMTA Corp. became our financial statements.  On May 20, 2009, the Company merged with a wholly owned Nevada subsidiary and changed its name to Green Planet Group, Inc.

EMTA Corp. was incorporated in March 2002 under the laws of the State of Nevada under the name Wiltex A, Inc. On October 1, 2004, Wiltex acquired the assets of Alaco Corporation in exchange for approximately 94% of the common stock of Wiltex. On that same date, it changed its name to EMTA Corp. Inc.

The Company acquired White Sands, L.L.C. (“White Sands”) for 897,487 shares of Holdings common stock as of March 31, 2006, at which time White Sands became a wholly-owned subsidiary of Green Planet Group, Inc.

Effective January 1, 2007, the Company took control of XenTx Lubricants, Inc. (formerly Dyson Properties, Inc.) for an aggregate purchase price of $2,100,000 which includes cash, stock and warrants. An initial payment of $100,000 was made on January 9, 2007 and a second cash payment of $150,000 was made on July 5, 2007 with the balance of $254,240 due in October, 2009. On March 26, 2007, the Company issued the seller 1,400,000 shares of common stock and cashless warrants to acquire 1,400,000 shares of common stock at an exercise price of $0.75 per share. In addition, the Company agreed to pay a royalty on all products sold that contain the Synergyn formulations.

Lumea, Inc and its three subsidiaries: Lumea Staffing, Inc., Lumea Staffing of California and Lumea Staffing of Illinois, Inc. were incorporated on February 26, 2009 under the laws of the State of Nevada. Lumea was formed to acquire selected assets and liabilities from Easy Staffing Solutions, Inc. The effective date of the asset purchase was March 1, 2009. The Company acquired these assets for 21.7 million shares of GPG common stock valued at $1,084,983, of which 6.7 million shares were issued to consultants, and notes for $8,750,000. In addition, it agreed to assume $2,505,694 of Accounts Payable debt and issued 2,500,000 stock options valued at $124,075 exercisable over 8 years.

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

Clean Boost when mixed with diesel fuel, reduces the exhaust gases from combustion to meet the most stringent requirements of both Texas and California. Clean Boost LE™ was tested at a renowned test facility with both the TCEQ and EPA as observers. The test results were submitted to Texas and then to the EPA which subsequently certified that Clean Boost LE™ met the goals of reducing diesel fuel emissions. The EPA Certification #201920002CB-LE and the TCEQ products #TXLED-A-00009 was issued in March of 2007.  In June 2008, the Company received an unconditional approval for the Clean Boost LE product from the TCEQ.

These products are used in the automotive, oil and gas, shipping and mining sectors. We believe that both Clean Boost™ products help in the following ways in diesel applications in the automotive and other industries to:

●	Lower fuel consumption (i.e., better fuel efficiency)
●	Reduce exhaust emissions
●	Lower maintenance requirements
●	Reduce soot (carbon particles) in lubricating oil
●	Carbon deposits in the combustion chamber are reduced
●	Provide easier starting in cold weather

Synergyn

Through our wholly-owned subsidiary, XenTx Lubricants, Inc. (formerly Dyson Properties), which was acquired effective January 1, 2007, we continue the sales and distribution of a 64 item product line known as Synergyn Racing, Synergyn Performance and Synergyn Lubricants. This product line was introduced over 20 years ago and has been improved as lubrication requirements have changed. With its focus on performance products, Synergyn sells many of its products to NASCAR, NHRA and similar racing organization participants.

XenTx Lube also manufactures private label products for a number of customers on a long-term contractual basis. Although some customers have unique formulas which XenTx Lube manufactures to their specifications, most customers utilize Synergyn’s formulas and package and rebrand these products for their customers’ use.

Lumea, Inc.

Through our wholly owned subsidiary Lumea Staffing, Inc., that was formed for purposes of implementing a roll-up strategy in the industrial (green) staffing space. Lumea currently has 26 offices in 10 states and manages approximately 4,000 temporary employees. The company currently has three subsidiaries: Lumea Staffing, Inc., Lumea Staffing of California, Inc., and Lumea Staffing of Illinois, Inc. The services available through Lumea Staffing include:

●	Full service staffing with volume discounted rates
●	Drug testing though our drug division, DOT Certified, Hair testing, DNA testing, Complete chain custody compliance, Certified results, multiple panel configurations available
●	Human Resources services
●
Full range of Risk Management services that include Site Safety Evaluations, Early Intervention Programs, Safety Training, OSHA Compliance, Workers Compensation Premium Review, Case Management, Claims Review, Preferred Provider Networks, Back to Work Programs and Accident Investigation

●	A full set of financial services products that improve recruiting and employee retentions
●	Flu shots and CPR training for our Illinois clients

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

Our products are currently sold in retail outlets in the United States and Canada. During the year ended March 31, 2009, no retailers accounted for more than 10% of our sales volume.  These outlets include a variety of small independent retailers.

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

We sell our complete line of staffing services utilizing our in-house national sales team. Each potential customer’s needs are thoroughly evaluated and our sales person creates a customized proposal. The Company’s senior management must sign and approve each proposal prior to it being submitted to the potential customer. We have been successful in that the majority of our customers establish long term relationships with us. Customers that have seasonal needs return year after year for us to fulfill their labor needs. In addition, our staffing company currently provides services to approximately 191 commercial/industrial customers and these are the same customers that we target to sell our high technology, fuel efficiency, emission reducing products. As a result we have completed our initial sales cross training and now have a total of 14 sales people on our national sales team.

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

We have obtained trademark registration of our marks XenTx and Clean Boost. Generally, these trademarks do not expire if we continue to use the trademarks and file the required periodic forms with the United States Patent and Trademark Office. With the acquisition of XenTx Lube we acquired both the trademark for Synergyn and all of the related formulas. None of the Synergyn formulas are patented.

Production and Manufacturing

With the acquisition of XenTx Lube we acquired our own manufacturing facilities. With this acquisition, the Company now has the ability to manufacture, package and distribute its products. The plant consists of approximately 54,000 sq. ft. of office, manufacturing and product storage located on approximately 5.03 acres in Durant, Oklahoma. The majority of the manufacturing process is blending various raw materials into a finished product based upon a specific formula and a customer purchase order.

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

Fuel Efficient/Emission Reducing Technologies

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

Staffing

The light industrial staffing market is highly competitive with limited barriers to entry. We compete with several multi-national full-service companies, specialized temporary staffing companies, as well as local companies. The majority of temporary staffing companies serving the light industrial staffing market have local operations with fewer than five branches. In most geographic areas, no single company has a dominant share of the market. One or more of these competitors may decide at any time to enter or expand their existing activities in the temporary staffing market and provide new and increased competition to us. While entry to the market has limited barriers, lack of working capital frequently limits the growth of smaller competitors.

We believe that the primary competitive factors in obtaining and retaining customers are:

●	The customer bill rates for temporary workers;
●	The temporary employee pay rates;
●	Attracting and retaining quality temporary workers;
●	Deploying temporary employees on time and for the required duration; and
●	The number and location of branches convenient to temporary employees and customer work sites.

Competitive forces have historically limited our ability to raise our prices to immediately and fully offset increased costs of doing business, including increased labor costs, costs for workers' compensation and state unemployment insurance. As a result of these forces, we have in the past faced pressure on our operating margins.

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

Since we now manufacture, store, and ship all of our products, we are required to be in compliance regarding all applicable environmental rules and regulations that regulate these types of activities. In addition, only our Clean Boost product requires governmental license as this substance is used in interstate trucking. In order for Clean Boost to be used in the United States, registration with the Environmental Protection Agency, or EPA, is required. In Fiscal Year 2007, we received EPA registration for one of our products and a EPA certification for the other product both of which are used in base fuels and fuel blends. We are also subject to similar international laws and regulations in the countries in which we operate, such as Canada and Mexico.

Employees

Our staff works for us on a consultant basis. Currently we have 5 such consultants, two of which are executives, one of which works in sales and two of which work in various administrative functions. At XenTx Lubricants there are 11 employees located in Durant, Oklahoma, which are divided into 2 management personnel, 3 administrators and 6 production personnel. These employees are paid on a weekly basis. The Lumea, Inc. group of companies involved in the industrial staffing business has approximately 85 direct and 2,600 temporary staff employees that work for the Company. None of our employees are represented by any labor union.

ITEM 1A.	RISK FACTORS

We are subject to a number of risks that could have a significant impact on the Company, its shareholders and lenders. Some of these are detailed below.

Change in Marketing and Sales Approach

We may experience a reduction in sales and marketing activity in our fuel efficiency emissions reducing technologies due to the Company’s significant change in the performance of these functions. In the year ended 2008, the Company has reduced its in house sales staff and is transitioning to an outside sales representative and an independent distributor strategy. We continue to try to implement the representative and distributor program and have been constrained by the lack of marketing funds. There can be no assurance that this strategy will not damage customer relationships as well as have a negative impact on revenues.

The loss of or a substantial reduction in, or change in the size or timing of, orders from distributors could harm our business.

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

If we are unable to protect our intellectual property rights or our intellectual property rights are inadequate, our competitive position could be harmed or we could be required to incur expenses to enforce our rights.

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

If we are required to further write down goodwill or identifiable intangible assets, the related charge could materially impact our reported net income or loss for the period in which it occurs.

We have recorded goodwill and intangibles in conjunction with the acquisition of the staffing business. We  will perform annual  reviews of each of these items for impairment. We did not record any such charges in 2009, the year of acquisition However, we continue to have approximately $8.9 million in goodwill on our balance sheet at March 31, 2009, as well as $3.7 million in identifiable intangible assets. As part of the analysis of goodwill impairment, SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) requires the Company’s management to estimate the fair value of the reporting units on at least an annual basis. At December 31, 2008, we performed our annual goodwill and indefinite lived intangible assets impairment test and concluded that there was no further impairment of goodwill and intangible assets. In addition, at March 31, 2009, we determined that there were no events or changes in circumstances that indicated that the carrying values of other identifiable intangible assets subject to amortization may not be recoverable. We believe that our goodwill was not impaired at March 31, 2009. Although a future impairment of goodwill and identifiable intangible assets would not affect our cash flow, it would negatively impact our operating results.

If we are unable to meet customer demand or comply with quality regulations, our sales will suffer.

We own our own manufacturing, production and bottling plant in Durant Oklahoma. We manufacture and blend many of our products at this facility. In order to achieve our business objectives, we will need to significantly expand our capabilities to produce the quantities necessary to meet demand. We may encounter difficulties in scaling-up production of our products, including problems involving production capacity and yields, quality control and assurance, component supply and shortages of qualified personnel. In addition, our manufacturing facilities are subject to periodic inspections by governmental regulatory agencies. Our success will depend in part upon our ability to manufacture our products in compliance with regulatory requirements. Our business will suffer if we do not succeed in manufacturing our products on a timely basis and with acceptable manufacturing costs while at the same time maintaining good quality control and complying with applicable regulatory requirements.

Substantially all of our assets are secured under credit facilities with a group of lenders and in the event of default under the credit facility we may lose all of our assets.

The Company has entered into four separate financing arrangements whereby these lenders have collateralized their loans with substantially all of our assets. One of these loans is currently in default and both the lender and the Company are currently negotiating new terms and a resolution.  If the default cannot be cured or any default on any other credit facility cannot be cured, the Company could lose all of its assets which would make it difficult to continue operations at our current facilities. The Company would be forced to move its operations and to find additional third party manufacturing, if possible, that would agree to produce our products at our current prices. Our business would suffer and our ability to raise any additional funds would be negatively impacted, both of which would impact our ability to continue in business.

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

Economic conditions may cause reduced demand for staffing services.

The current recession has negatively affected our customers and our business, and could continue to negatively affect our customers and materially adversely affect our results of operations and liquidity.

The current recession is having a significant negative impact on businesses around the world. The full impact of this recession on our customers, especially our customers engaged in construction, cannot be predicted and may be quite severe. These and other economic factors, such as consumer demand, unemployment, inflation levels and the availability of credit could have a material adverse effect on demand for our services and on our financial condition and operating results. We sell our services to a large number of small and mid-sized businesses and these businesses have been and are more likely to be impacted by unfavorable general economic and market conditions than larger and better capitalized companies. If our customers cannot access credit to support increased demand for their product or if demand for their products declines, they will have less need for our services.

Competition for customers in the staffing markets we serve is intense, and if we are not able to effectively compete, our financial results could be harmed and the price of our securities could decline.

The temporary services industry is highly competitive, with limited barriers to entry. Several very large and mid-sized full-service and specialized temporary labor companies, as well as small local operations, compete with us in the staffing industry. Competition in the markets we serve is intense and these competitive forces limit our ability to raise prices to our customers. For example, competitive forces have historically limited our ability to raise our prices to immediately and fully offset increased costs of doing business, including increased labor costs, costs for workers’ compensation and state unemployment insurance. As a result of these forces, we have in the past faced pressure on our operating margins. Pressure on our margins remains intense, and we cannot assure you that it will not continue. If we are not able to effectively compete in the staffing markets we serve, our operating margins and other financial results will be harmed and the price of our securities could decline.

If we are not able to obtain or maintain insurance on commercially reasonable terms, our financial condition or results of operations could suffer.

We maintain various types of insurance coverage to help offset the costs associated with certain risks to which we are exposed. We have previously experienced, and could again experience, changes in the insurance markets that result in significantly increased insurance costs and higher deductibles. For example, we are required to pay workers’ compensation benefits for our temporary and permanent employees. While we have secured coverage with AIG Holdings, Inc. for occurrences during the period from March 2009 to March 2010, our insurance policies must be renewed annually, and we cannot guarantee that we will be able to successfully renew such policies for any period after March 2010. In the event we are not able to obtain workers’ compensation insurance, or any of our other insurance coverages, on commercially reasonable terms, our ability to operate our business would be significantly impacted and our financial condition and results of operations could suffer. If our financial results deteriorate, our insurance carrier may accelerate our premium payments or require all premiums to be paid in one initial payment. Such a change in our insurance payment terms could impact our available cash, and our financial condition or operations could suffer.

Our reserves for workers’ compensation claims, other liabilities, and our allowance for doubtful accounts may be inadequate, and we may incur additional charges if the actual amounts exceed the estimated amounts.

We incur and process workers’ compensation claims for those claims for small or routine injuries and our risk management and medical staff process these claims. For more complex or extensive injuries the claims are immediately turned over to the insurance carrier.  We will evaluate losses and coverage regularly throughout the year and make adjustments accordingly.  If actual losses under our workers’ compensation policy exceed anticipated losses the Company may be subject to increased premiums or cancelation of the policy.  We have established an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  Although we continually review the financial strength and credit worthiness of our customers and make necessary adjustments when indicated, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, we may incur additional losses.

Our operations expose us to the risk of litigation which could lead to significant potential liability and costs that could harm our business, financial condition or results of operations.

We are in the business of employing people and placing them in the workplaces of other businesses. As a result, we are subject to a large number of federal and state laws and regulations relating to employment. This creates a risk of potential claims that we have violated laws related to discrimination and harassment, health and safety, wage and hour laws, criminal activity, personal injury and other claims. We are also subject to other types of claims in the ordinary course of our business. Some or all of these claims may give rise to litigation, which could be time-consuming for our management team, costly and harmful to our business.

We are continually subject to the risk of new regulation, which could harm our business.

Each year a number of bills are introduced to Federal, State, and local governments, any one of which, if enacted, could impose conditions which could harm our business. This proposed legislation has included provisions such as a requirement that temporary employees receive equal pay and benefits as permanent employees, requirements regarding employee health care, and a requirement that our customers provide workers’ compensation insurance for our temporary employees. We actively oppose proposed legislation adverse to our business and inform policy makers of the social and economic benefits of our business. However, we cannot guarantee that any of this legislation will not be enacted, in which event demand for our service may suffer.

The cost of compliance with government laws and regulations is significant and could harm our operating results.

We incur significant costs to comply with complex federal, state, and local laws and regulations relating to employment, including occupational safety and health provisions, wage and hour requirements (including minimum wages), workers’ compensation unemployment insurance, and immigration. In addition, from time to time we are subject to audit by various state and governmental authorities to determine our compliance with a variety of these laws and regulations. We may, from time to time, incur fines and other losses or negative publicity with respect to any such allegations. If we incur additional costs to comply with these laws and regulations or as a result of fines or other losses and we are not able to increase the rates we charge our customers to fully cover any such increase, our margins and operating results may be harmed.

Our credit facility requires that we meet certain levels of financial performance. In the event we fail either to meet these requirements or have them waived, we may be subject to penalties and we could be forced to seek additional financing.

We have a revolving credit agreement with certain unaffiliated financial institutions (the “Credit Facility”) that expires in March 2010. The Credit Facility requires that we comply with certain financial covenants. Among other things, these covenants require us to maintain certain leverage and coverage ratios. Deterioration of our financial results would make it harder for us to comply with these financial covenants. We cannot be assured that our lenders would consent to any modifications on commercially reasonable terms in the future. In the event that we do not comply with the covenants and the lenders do not waive such non-compliance, then we will be in default of the Credit Facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances. Accordingly, in the event of a default under the Credit Facility, we could be required to seek additional sources of capital to satisfy our liquidity needs. These additional sources of financing may not be available on commercially reasonable terms, or at all.

We have significant working capital requirements.

We require significant working capital in order to operate our business. We may experience periods of negative cash flow from operations and investment activities, especially during seasonal peaks in revenue experienced in the second and third quarter of the year. We invest significant cash into the opening and operations of new branches until they begin to generate revenue sufficient to cover their operating costs. We also pay our temporary employees before customers pay us for the services provided. As a result, we must maintain cash reserves to pay our temporary employees prior to receiving payment from our customers. Our collateral requirements may increase in future periods, which would decrease amounts available for working capital purposes. If our available cash balances and borrowing base under our existing credit facility do not grow commensurate with the growth in our working capital requirements, or if our banking partners experience cash shortages or are unwilling to provide us with necessary cash, we could be required to explore alternative sources of financing to satisfy our liquidity needs.

Our management information and computer processing systems are critical to the operations of our business and any failure, interruption in service, or security failure could harm our ability to effectively operate our business.

The efficient operation of our business is dependent on our management information systems. We rely heavily on our management information systems to manage our order entry, order fulfillment, pricing, and point-of-sale processes. The failure of our management information systems to perform as we anticipate could disrupt our business and could result in decreased revenue, increased overhead costs and could require that we commit significant additional capital and management resources to resolve the issue, causing our business and results of operations to suffer materially. Failure to protect the integrity and security of our customers’ and employees’ information could expose us to litigation and materially damage our standing with our customers.

Our business would suffer if we could not attract enough temporary employees or skilled trade workers.

We compete with other temporary personnel companies to meet our customer needs and we must continually attract reliable temporary employees to fill positions. In certain geographic areas of the United States the predecessor has experienced short-term worker shortages and we may continue to experience such shortages in the future. If we are unable to find temporary employees or skilled trade workers to fulfill the needs of our customers over an extended period of time, we could lose customers and our business could suffer.

Failure in our pursuit or execution of new business ventures, strategic alliances and acquisitions could have a material adverse impact on our business.

Our long-term growth strategy includes expansion via new business ventures and acquisitions. While we employ several different valuation methodologies to assess a potential growth opportunity, we can give no assurance that new business ventures and strategic acquisitions will positively affect our financial performance. Acquisitions may result in the diversion of our capital and our management’s attention from other business issues and opportunities. Unsuccessful acquisition efforts may result in significant additional expenses that would not otherwise be incurred. We may not be able to assimilate or integrate successfully companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. If we fail to assimilate or integrate acquired companies successfully, our business could suffer materially. In addition, we may not realize the revenues and cost savings that we expect to achieve or that would justify the acquisition investment, and we may incur costs in excess of what we anticipate. We may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. In addition, the integration of any acquired company, and its financial results, into ours may have a material adverse effect on our operating results.

We are highly dependent on the cash flows and net earnings we generate during our second and third fiscal quarters.

A majority of our cash flow from operating activities is generated during the 2nd and 3rd quarters which include the summer months. Unexpected events or developments such as natural disasters, manmade disasters and adverse economic conditions in our second and third quarter could have a material adverse effect on our operating cash flows.

Risks Relating To Our Common Stock

There is a limited public trading market for our common stock.

Our Common Stock presently trades on the Over the Counter Bulletin Board under the symbol “GNPG.OB.” We cannot assure you, however, that such market will continue or that you will be able to liquidate your shares acquired at the price you paid or otherwise. We also cannot assure you that any other market will be established in the future. The price of our common stock may be highly volatile and your liquidity may be adversely affected in the future.

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

The Company owns its operating plant and facilities in Durant Oklahoma. This property consist of 5.03 acres of land with three buildings totaling 53,459 square feet of industrial and office space. The property is subject to a first mortgage loan of approximately $807,062. This facility is the Company’s blending, bottling and distribution center for its XenTx and Synergyn products. The Company also leases 2,800 square feet of office space in Scottsdale Arizona for its corporate offices at an annual rental of $48,964 increasing annually to $54,384 in 2012.  The staffing company also leases office space of 3,100 square feet, also located in Scottsdale, Arizona at an annual rate of $83,676.  In addition, the company also leases 27 small offices throughout the U.S. at an annual cost of approximately $485,000.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for shareholders vote during the fourth quarter.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the Over the Counter Bulletin Board under the symbol EMHD.OB. since February 9, 2007. Since April 8, 2006 our stock has been trading on the Pink Sheets. On July 8, 2009 our stock symbol was changed to GNPG:OB

The following is the range of high and low bid prices for our common stock for the periods indicated:

	Bid Prices
	High	Low

Quarter ended June 30, 2007	$0.95	$0.14
Quarter ended September 30, 2007	$0.44	$0.06
Quarter ended December 31, 2007	$0.25	$0.06
Quarter ended March 31, 2008	$0.35	$0.13
Quarter ended June 30, 2008	$0.43	$0.18
Quarter ended September 30, 2008	$0.23	$0.06
Quarter ended December 31, 2008	$0.08	$0.02
Quarter ended March 31, 2009	$0.09	$0.03
Quarter ended June 30, 2009	$0.10	$0.02

Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

Stockholders

As of July 10th, 2009, the number of stockholders of record was approximately 1,400.

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

Securities Authorized for Issuance under Equity Compensation Plans

In March, 2008, the Company issued 5,415,000 stock options to employees, directors and consultants. One third of which each become vested on October 1, 2008, April 1, 2009 and October 1, 2009 provided the participant’s continue service to the Company. The options are exercisable for three years from the grant date. At March 31, 2009, 450,000 of the original options had been forfeited and no options have been exercised.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	4,965,000	$0.20	15,293,354

Total	4,965,000	$0.20	15,293,354
____________
(1)	The options were issued pursuant to a Registration Statement on Form S-8 filed by the Company.

Recent Sales of Unregistered Securities.

None.

ITEM 6.	SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the years ended March 31, 2009 and 2008 as a percentage of net sales:

	2009	2008

NET SALES	100.0%	100.0%

COST OF SALES	76.7%	47.1%

GROSS PROFIT	23.3%	52.9%

OPERATING EXPENSES
Selling, general and administrative	41.4%	97.4%
Depreciation and amortization	3.4%	8.9%
Allowance for bad debts	10.6%	0.0%
Research and development	0.0%	4.3%

TOTAL OPERATING EXPENSES	55.4%	110.6%

(Continued)

	2009	2008

LOSS FROM OPERATIONS	(32.0)%	(57.7)%

Other income (expense)	0.0%	0.0%
Interest expense	(9.7)%	(30.8)%

LOSS BEFORE INCOME TAXES	(41.7)%	(88.5)%
Income tax benefit	0.0%	0.0%

NET INCOME (LOSS)	(41.7)%	(88.5)%

Year ended March 31, 2009 as compared to year ended March 31, 2008

Net Sales: Net Sales increased from $2,769,949 in 2008 to $9,170,794 in 2009 or an increase of $6,400,845. This represents an increase of 231% over the prior year. This increase was due to improved XenTx sales to the commercial/industrial market and the increase in Dyson sales. During the fourth quarter of 2009 sales for Lumea were  $5,784,408. Also, the company reduced its emphasis on retail sales and concentrated on the commercial/industrial market, particularly with long haul trucking fleets and large earth moving equipment companies.

Gross Margin: Gross Margin decreased to 23.3%  from 52.9% or a decrease of 29.6%. This was due to increased petroleum based product costs used by the Dyson product mix and the impact of lower margins from our staffing companies.

Selling, General and Administrative Expenses: The Company increased its SG &A from $2,696,507 to $3,798,290 or an increase of $1,101,783. This was due to the increase in consulting costs and sales and promotional expenses and the acquisition of the staffing sales team.

Research and Development: The expense for research and development was reduced from $118,546 to $0 or a reduction of $118,546. This was due to our decision to delay all product development and testing until the next year and allow more funds to be directed to inventory and receivables as a result of increase sales demand.

IMPACT OF INFLATION

Inflation has not had a material effect on our results of operations.  We expect the cost of petroleum base products to track the increase and decrease in the worldwide oil prices.

SEASONALITY

The seasons of the year have no material impact on the Company’s fuel efficiency/emission reducing products or services but it does have an impact on both revenues and margin of our staffing companies. Revenues are lowest in the first calendar quarter and largest in the third calendar quarter.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

We have experienced net losses and negative cash flows from operations and investing activities for the fiscal years 2009 and 2008. The aggregate net losses for the last two fiscal years aggregated $3,823,415 and $2,450,084, respectively, reflecting in an increased loss in the current year of $1,373,331. Contributing  factors to the 2009 results of operations were an increase in the allowance for bad debts of $970,501, an increase in selling, general and administrative expenses of $1,100,783, offset by $2,127,500 from the issuance of stock for services and interest and stock option expense of $358,362 compared to only $301,722 for stock issue for services in 2008. Therefore, on a net cash basis, the selling, general and administrative expenses declined from $2,394,785 to $1,312,428, or a deduction of 45% . We have funded our operations to date by borrowings from third parties and investors, a substantial portion of which are convertible into our common stock. In fiscal 2008, we completed a long-term debt financing in the gross amount of $1,469,482 and sales of common stock of $1,115,312. The inability of the Company to raise capital through the private sale of common stock or through the issuance of debt instruments at acceptable prices and in a timely manner will have a negative impact on the results of operations and viability of the Company.

At March 31, 2009, the Company does not have any significant commitments for capital expenditures.  The Company is discussing with potential customers the manufacturing and delivery logistics and depending on the results of such negotiations, the Company may be required to expand its manufacturing capabilities.  We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease arrangements for our corporate facilities and short-term purchase order commitments to our suppliers.

At March 31, 2009, the Company aggregate of accounts payable, accrued liabilities and notes due within one year has increased by $12,570,712 from $4,268,746.  These obligations together with operation costs will have to be funded from operations and additional funding from debt and equity offerings.

The Company’s cost of raw materials is highly dependent on the cost of petroleum products and synthetic materials.  To the extent that such prices fluctuate significantly the Company may be unable to adjust sales prices to reflect cost increased and secondarily price increases may negatively influence sales.

OFF BALANCE SHEET ARRANGEMENTS

Not applicable.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The consolidated financial statements include the accounts of Green Planet Group, Inc. and its consolidated subsidiaries and wholly-owned limited liability company. The financial statements for the year ended March 31, 2009 include the operations of Lumea since March 1, 2009. All significant intercompany transactions and profits have been eliminated.

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

Allowance for Doubtful Accounts -   The Company provides an allowance for doubtful accounts when management estimates collectibility to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $806,846 and $41 at March 31, 2009 and 2008.

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

Intangible Assets - Intangible assets consist of patents, trademarks, government approvals and customer relationships (including client contracts). For financial statement purposes, identifiable intangible assets with a defined life are being amortized using the straight-line method over the estimated useful lives of 7 years for the EPA license and 5 years for the customer relationships. Costs incurred by the Company in connection with patent, trademark applications and approvals from governmental agencies such as the Environmental Protection Agency, including legal fees, patent and trademark fees and specific testing costs, are expensed as incurred. Purchased intangible costs of completed developments are capitalized and amortized over an estimated economic life of the asset, generally 7 years. commencing on the acquisition date. Costs subsequent to the acquisition date are expensed as incurred.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. The Company performs an annual impairment test each year and in the event that facts and circumstances indicate that goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required. The Company’s testing approach will utilize a discounted cash flow analysis to determine the fair value of its reporting units for comparison to their corresponding book values. If the book value exceeds the estimated fair value for a reporting unit, a potential impairment is indicated and Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," prescribes the approach for determining the impairment amount, if any.

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

Revenue Recognition - Revenues are recognized at the time of shipment of products to customers, or at the time of transfer of title, if later, and when collection is reasonably assured. All amounts in a sales transaction billed to a customer related to shipping and handling are reported as revenues.  Staffing revenue is recognized for work performed at the completion of the work week and the client is billed.

Provisions for sales discounts and rebates to customers are recorded, based upon the terms of sales contracts, in the same period the related sales are recorded, as a deduction to the sale. Sales discounts and rebates are offered to certain customers to promote customer loyalty and encourage greater product sales.

Components of Cost of Sales - Cost of sales is comprised of raw material costs including freight and duty, inbound handling costs associated with the receipt of raw materials, contract manufacturing costs, third party bottling and packaging, maintenance and storage costs, plant and engineering overhead allocation, terminals and other warehousing costs, and handling costs. Lumea's cost of goods sold is comprised of gross labor and related payroll taxes and fees.

Selling Expenses - Included in selling and general administrative expenses are the commission expenses for both employees and outside sales representatives ranging from 1.5% to 11.5% per dollar of sales. The Company expends significant amounts to advertise and distinguish its products from those of its competitors through the use of in-store advertising, printed media, internet and broadcast media. Lumea's sales staff is compensated with a base pay plus commissions on new business developed.

Research, Testing and Development - Research, testing and development costs are expensed as incurred. Research and development expenses, including testing, were $0 and $118,546 for the years ended March 31, 2009 and 2008, respectively. Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition.

Income Taxes - We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of March 31, 2009 and 2008.

Concentrations of Credit Risks - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. With respect to accounts receivable, such receivables are primarily from distributors and retailers located in the United States and foreign distributors. The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer's financial condition.  At March 31, 2009  no client accounted for more that 10% of accounts receivable.

Segment Information

We operate in two industry segments, the development, manufacture and sale of private and commercial vehicle energy efficient enhancement products and the industrial staffing areas. The products are designed to extend engine life, promote fuel efficiency and reduce emissions. During the years ended At March 31, 2009 and 2008, these products were being marketed by the Company and sales were predominantly in the United States of America, Nigeria and Canada. The staffing industry revenues in 2009 were from the United States of America.

New accounting pronouncements:

GAAP Hierarchy

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." GPG does not expect the adoption of SFAS No. 162 to have a material effect on its results of operations and financial position.

Convertible Debt

In May 2008, the FASB issued Financial Statement Position (FSP) Accounting Principles Board (APB) 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by GPG in the first quarter of fiscal 2010. GPG is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its results of operations and financial position.

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51." SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal 2010. We do not expect the adoption of SFAS No. 160 to have a material effect on its results of operations and financial position.

Fair Value Option

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115," which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. This statement is effective for fiscal years beginning after November 15, 2007. GPG has not elected to adopt the provisions of SFAS No. 159 and will evaluate its adoption in future periods.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for fiscal years beginning after November 15, 2007. GPG has adopted the provisions of SFAS No. 157 and its adoption has not had a material effect on our results of operations and financial position.

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

Environmental - The Company's operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company must devote substantial financial resources to ensure compliance, and it believes that it is in substantial compliance with all the applicable laws and regulations.

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

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being March 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Company’s Chief Executive Officer concluded that our Company’s disclosure controls and procedures were effective as of March 31, 2009. There has been no change in our internal controls over financial reporting that occurred during our last fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financial reporting. In order to evaluate the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our Company’s internal control over financial reporting was effective as of March 31, 2009.

As a result of the acquisition on March 1, 2009, we were unable to implement all of the internal controls necessary to convert what had been a privately held company to a public subsidiary.  Management is committed to improving the internal controls of this acquisition and will continue to implement such changes as are necessary to bring this subsidiary into compliance with appropriate internal controls.  Due to the nature of these weaknesses and additional procedures performed, management has concluded that the likelihood that a material misstatement of the annual financial statements is remote.

Our Company’s management, including our Chief Executive Officer and Chief Accounting Officer, does not expect that our Company’s disclosure controls and procedures or our Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

This annual report does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following persons are our executive officers and directors as of the date hereof:

Name	Age	Position

Edmond Lonergan	63	Chairman, President
James Marshall	64	Chief Financial Officer, Secretary, Director
Kenneth Bennett	50	Director
Edward Miller	66	Director
Pat Choate	68	Director

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

Kenneth Bennett has been a director since 2007. In January 2009, Mr. Bennett was appointed Secretary of State of Arizona to fill that vacancy until the results of the State election to be held in November, 2010. From 1998 through 2006 Mr. Bennett was an Arizona State Senator and President of the Senate during the last four years. He has served on numerous State committees, the Arizona State Board of Education, Governor’s Task Force on Education Reform and the Education Leaders Council in Washington, D.C. Mr. Bennett has been President of Bennett Oil Co. in Prescott Arizona since 1984, a regional fuel distribution company.

Edward A. Miller has been a director since 2006. Since February 1996, Mr. Miller has been president and director of DSI Consulting, a business consulting firm in Florida and New Hampshire. For over forty years, Mr. Miller has served in senior management roles leading and managing a series of for-profit and not-for-profit organizations designed to develop, enhance and further the growth, capabilities and competitiveness of US companies and government agencies involved in the education, healthcare, environmental, energy, national security and manufacturing sectors. Mr. Miller’s education was acquired at the Western New England College where he received his Bachelor of Science degree in Mechanical Engineering. He has also completed all graduate courseware towards MSEE at the University of Massachusetts.

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

The Board of Directors met three times during fiscal 2009. During that time, each Board member attended all of the meetings of the Board held during that period.

Board of Directors - Committees

We have an Audit Committee and a Compensation Committee.

Audit Committee. The Audit Committee, currently consisting of Mr. Miller and Mr. Choate, reviews the audit and control functions of Green Planet Group, Inc., the Company’s accounting principles, policies and practices and financial reporting, the scope of the audit conducted by our company's auditors, the fees and all non-audit services of the independent auditors and the independent auditors' opinion and letter of comment to management and management's response thereto. The Audit Committee was designated on October 1, 2005 and held two meetings during the fiscal year ended March 31, 2009.

Compensation Committee. The Compensation Committee is currently comprised of two non-employee Board members, Pat Choate and Edward Miller. The Compensation Committee reviews and recommends to the Board the salaries, bonuses and prerequisites of our company's executive officers. The Compensation Committee also reviews and recommends to the Board any new compensation or retirement plans and administers such plans. No executive officer of our company serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our company's Board of Directors or Compensation Committee. The Compensation Committee held one meeting during the fiscal year ended March 31, 2009.

Audit Committee Financial Expert

The Company has a standing Audit Committee that includes two members. Mr. Miller has been designated as the "Audit Committee Financial Expert," as defined by Regulation S-K, and is an “independent” director, as defined under the rules of NASDAQ National Stock Market and the SEC rules and regulations.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company’s Chief Executive Officer and director and each of the Company’s two other most highly compensated executive officers during the last three fiscal years of the Company. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company’s business.

Summary Compensation Table

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Total ($)

Edmond L. Lonergan, Chief Executive Officer,	2009	$98,125	$40,000	$138,125
President and Director, Principle Executive Officer	2008	$116,725	$144,000	$260,725
	2007	$104,000	$160,000	$264,000

James C. Marshall, Chief Financial Officer,	2009	$89,773	$20,000	$109,773
Secretary, Treasurer and Director, Principle	2008	$78,000	$48,000	$126,000
Accounting Officer	2007	$90,000	$56,000	$146,000
____________
(1)	Based on fair market value of common stock on date of award.

There were no outstanding equity awards at the end of the year.

Compensation of Directors

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables present information, to the best of the Company’s knowledge, about the beneficial ownership of its common stock on July 10, 2009 relating to the beneficial ownership of the Company’s common stock by those persons known to beneficially own more than 5% of the Company’s capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 123,300,764 shares of common stock outstanding.

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

Security Ownership of Certain Beneficial Owners

	Amount of	Percent
Name and Address of Beneficial Owner	Beneficial Ownership	of Class (1)

Michael Brannon	6,122,269	5.0%
7430 E. Butherus Dr.
Scottsdale, AZ 85260

Edmond Lonergan	8,879,834	7.2%
Chairman, CEO, President
7430 E. Butherus Dr.
Scottsdale, AZ 85260

T. Squared Investments LLC	6,786,400	5.5%
1325 Sixth Avenue, Floor 28
New York, NY 10019

Cliff Blake	9,955,500	8.1%
33747 N. Scottsdale Road, Suite 135
Scottsdale, AZ 85266

All executive officers and directors as	11,954,834 (2)	9.7%
a group (5 persons)
____________
(1)	Rounded to the nearest tenth of a percent.
(2)	Includes shares beneficially owned by officers and directors.

Security Ownership of Management

	Amount of	Percent
Name and Address of Beneficial Owner	Beneficial Ownership	of Class (1)

Edmond Lonergan	8,879,834	7.2%
Chairman, President
7430 E. Butherus Dr.
Scottsdale, AZ 85260

James Marshall	1,800,000	1.5%
Chief Financial Officer
7430 E. Butherus Dr.
Scottsdale, AZ 85260

Kenneth Bennett	1,000,000	0.8%
Vice President and Director
7430 E. Butherus Dr.
Scottsdale, AZ 85260

Edward Miller	85,000	0.1%
Director
7430 E. Butherus Dr.
Scottsdale, AZ 85260

Pat Choate	190,000	0.2%
Director
7430 E. Butherus Dr.
Scottsdale, AZ 85260

Total	11,954,834	9.7%
____________
(1)	Rounded to the nearest tenth of a percent.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to its knowledge, any of its directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest except that (1) during 2009 a company owned by the Chief Executive Office received a placement fee in conjunction with the acquisition of the Lumea assets resulting from a prior contract with the seller of the assets and (2) Michael Brannon loaned the Company $200,000 on a short term note which requires repayment plus interest.  In conjunction with the placement his company received 3,366,660 shares with a market value on the date of the closing of $100,100.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

On May 29, 2009, the Board of Directors authorized engaging Semple, Marchal & Cooper, LLP (“SMC”) as the Company’s new independent accountants to audit the Company’s financial statements for the fiscal year ending March 31, 2009.

Audit Fees. The aggregate fees paid for the annual audit of financial statements included in our Registration Statements including the year ended March 31, 2008 amounted to approximately $97,000 and the review of our quarterly reports for the year ended March 31, 2009.

Audit Related Fees. For the year ended March 31, 2008, we paid $45,000 to SMC for other audit related fees.

Tax Fees. For the years ended March 31, 2008 and March 31, 2009, we paid no fees to SMC for tax services.

All Other Fees. For the year ended March 31, 2008 and March 31, 2009, we paid no fees to SMC for any non-audit services.

The above-mentioned fees are set forth as follows in tabular form:

	2009	2008

Audit Fees	$52,000	$53,092
Audit Related Fees	45,000	45,000
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

The members of the Company’s independent Directors of the Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Audit Committee or Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date. There have been no non-audit services provided by our independent accountant for the year ended March 31, 2009.

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

GREEN PLANET GROUP, INC.

Dated: July 16, 2009	By:	/s/ Edmond L. Lonergan

By: Edmond L. Lonergan Its: Chief Executive Officer (Principal Executive Officer) and Director

Dated: July 16, 2009	By:	/s/ James C. Marshall

By: James C. Marshall Its: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 16, 2009	/s/ Edmond L. Lonergan

Edmond L. Lonergan – Chief Executive Officer and Director

Dated: July 16, 2009	/s/ James C. Marshall

James C. Marshall – Chief Financial Officer and Director

Dated: July 16, 2009	/s/ Kenneth Bennett

Kenneth Bennett – Director

Dated: July 16, 2009	/s/ Ed Miller

Ed Miller – Director

Dated: July 16, 2009	/s/ Pat Choate

Pat Choate – Director

EXHIBIT INDEX

Number	Exhibit

2.1	Purchase and Sale Agreement dated as of January 5, 2007 between Dyson Properties, Inc. and ATME Acquisitions, Inc., and wholly owned subsidiary of EMTA Holdings, Inc. (2)
3.1	Certificate of Incorporation (1)
3.2	By-Laws (1)
4.1	Form of Callable Secured Convertible Note (1)
4.2	Form of Stock Purchase Warrant (1)
4.3	Amendment to Warrant (1)
10.1	Agreement, dated October 1, 2004, between EMTA Corp. and Corporate Architects, Inc. (1)
10.2	Agreement, dated June 15, 2006, between the Company and James Marshall (1)
10.3	Securities Purchase Agreement, dated April 28, 2006, by and among the Company,AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (1)
10.4	Registration Rights Agreement, dated April 28, 2006, by and among the Company,AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (1)
10.5	Security Agreement, dated as of April 28, 2006, by and among the Company,AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (1)
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

10.8	Securities Purchase Agreement (5)
10.9	Registration Rights Agreement (5)
10.10	Term Note Security Agreement (5)
10.11	Stock Pledge Agreement (5)
10.12	Secured Term Note (5)
10.13	Form of Term Note Security Agreement (5)
10.14	Form of Production Holdings Warrant (5)
10.15	Form of Exchange Warrant (5)
10.16	Form of Put Option (5)
10.17	Dyson Properties, Inc. Amended and Restated Sales/Purchase Agreement dated March 26, 2007 (6)
10.18	Amendment No. 1 to Dyson Properties, Inc. Amended and Restated Sales/Purchase Agreement, dated June 26, 2007 (6)
10.19	Amended and Restated Secured Term Note between EMTA Production Holdings, Inc. and Shelter Island Opportunity Fund, LLC, dated June 30, 2008 (6)
10.20	Amendment to Securities Purchase Agreement by and among Shelter Island Opportunity Fund, LLC, EMTA Holdings, Inc., and EMTA Production Holdings, Inc., dated June 30, 2008 (6)
10.21	Amended and Restated Secured Term Note between EMTA Production Holdings, Inc. and Shelter Island Opportunity Fund, LLC, dated December 10, 2007 (6)
10.22	Amendment to Securities Purchase Agreement by and among Shelter Island Opportunity Fund, LLC, EMTA Holdings, Inc. and EMTA Production Holdings, Inc., dated December 10, 2007 (6)
10.23	Asset Purchase Agreement by and between EMTA Holdings, Inc. through its wholly-owned subsidiary, Lumea, Inc., and Easy Staffing Services, Inc., ESSI, Inc. and Easy Staffing Solutions of IL, Inc. (7)
10.24	Promissory Note from Lumea, Inc. to Easy Staffing Services, Inc., in the amount of $5,750,000 and Promissory Note from Lumea, Inc. to Easy Staffing Services, Inc. in the amount of $3,000,000 (7)
10.25	Security Agreements by and between Lumea, Inc. and Easy Staffing Services, Inc. (7)
10.26	Indemnification and Stock Option Agreement by and between the Company, Lumea, Inc. and Cliff Blake (7)
(Continued)

Number	Exhibit

10.27	Commercial Financing Agreement by and between Lumea, Inc., Lumea Staffing of CA, Inc., Lumea Staffing, Inc., Lumea Staffing of IL, Inc. and Porter Capital Corporation (7)
10.28	Amended and Restated Commercial Financing Agreement by and between Lumea, Inc., Lumea Staffing of CA, Inc., Lumea Staffing, Inc., Lumea Staffing of IL, Inc. and Porter Capital Corporation (7)
10.29	Validity Guarantee – Lonergan (7)
10.30	Validity Guarantee – Marshall (7)
21.1	List of Subsidiaries
31.1	Officer’s Certificate Pursuant to Section 302
31.2	Officer’s Certificate Pursuant to Section 302
32.1	Certification Pursuant to Section 906
32.2	Certification Pursuant to Section 906
____________
(1)	Filed with registrations statement filed August 14, 2006
(2)	Filed with Form 8-K filed January 10, 2007
(3)	Filed with Form 8-K filed April 9, 2007
(4)	Filed with Form 8-K filed June 8, 2007
(5)	Filed with Form 8-K filed July 12, 2007
(6)	Filed with Form 10-K for Fiscal Year Ended March 31, 2008, filed July 15, 2008
(7)	Filed with Form 8-K filed March 16, 2009

Item 8.     Financial Statements and Supplementary Data

INDEX

Page

Years Ended March 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm - Semple, Marchal & Cooper, LLP	F-2

Consolidated Balance Sheets As of March 31, 2009 and 2008	F-3

Consolidated Statements of Operations For the Years Ended March 31, 2009 and 2008	F-4

Consolidated Statement of Stockholders’ (Deficit) For the Years Ended March 31, 2009 and 2008	F-5

Consolidated Statements of Cash Flows For the Years Ended March 31, 2009 and 2008	F-6 – F-7

Notes to Consolidated Financial Statements March 31, 2009 and 2008	F-8 – F-25

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Green Planet Group, Inc.

We have audited the accompanying consolidated balance sheets of Green Planet Group, Inc. as of March 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ (deficit)/equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Planet Group, Inc. at March 31, 2009 and 2008, and the results of its operations, changes in stockholders’ (deficit)/equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Semple, Marchal & Cooper, LLP

Phoenix, Arizona
July 14, 2009

Green Planet Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	March 31,
ASSETS	2009	2008

Current Assets:
Cash	$470,288	$59,544
Accounts receivable, net of allowance for doubtful accounts	4,349,866	932,125
Notes receivable	–	137,500
Inventory	369,403	416,793
Prepaid expenses	1,495,461	62,849
Total Current Assets	6,685,018	1,608,811
Property, plant and equipment, net of accumulated depreciation	1,900,834	1,786,967
Other Assets:
Other assets	189,164	2,351
Intangible assets	3,745,025	633,611
Goodwill	8,979,822	–
Total Other Assets	12,914,011	635,962
Total Assets	21,499,863	$4,031,740

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$1,210,127	$815,932
Accounts payable - affiliates	165,565	–
Accrued liabilities	4,765,026	1,657,416
Cashless warrant liability	57,876	257,379
Notes payable and amounts due within one year	6,429,994	1,795,398
Conversion share derivative liability	2,474,287	–
Total Current Liabilities	15,102,875	4,526,126
Notes payable due after one year	8,955,442	874,698
Conversion share derivative liability	–	2,362,815
Total Liabilities	24,058,317	7,763,639
Stockholders' Equity
Preferred Stock, $0.001 par value, 1,000,000 authorized;
no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 250,000,000
authorized, issued and outstanding 117,440,764
and 54,885,103 at March 31, 2009 and
2008, respectively	117,441	54,885
Additional paid-in capital	28,201,532	23,267,228
Accumulated Deficit	(30,877,427)	(27,054,012)
Total Stockholders' Equity (Deficit)	(2,558,454)	(3,731,899)
Total Liabilities and Stockholders' Equity (Deficit)	$21,499,863	$4,031,740

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended
	March 31,
	2009	2008
Revenue:
Sales, net of returns and allowances	$9,170,794	$2,769,949
Cost of sales	7,030,015	1,305,328

Gross Profit	2,140,779	1,464,621

Operating Expenses:
Selling, general and administrative	3,798,290	2,696,507
Depreciation and amortization	308,833	247,768
Allowance for bad debts	970,542	41
Research and development	–	118,546

Total Operating Expenses	5,077,665	3,062,862

Loss From Operations	(2,936,866)	(1,598,240)

Other Income and (Expense):
Other income	416	–
Interest expense	(886,945)	(851,843)

Loss before provision for income taxes	(3,823,415)	(2,450,084)

Provision for/(benefit of) income taxes	–	–

Net Loss	$(3,823,415)	$(2,450,084)

Earning per share:
Basic loss per share	$(0.05)	$(0.06)
Weighted average shares outstanding	73,612,313	44,490,994

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders Equity/(Deficit)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance March 31, 2007	40,396,004	40,396	21,764,483	(24,603,928)	(2,799,049)

Shares issued for cash	9,050,000	9,050	1,106,262		1,115,312
Shares issued for services of employees and others	4,239,099	4,239	297,483		301,722
Shares issued on conversion of debt	1,200,000	1,200	99,000		100,200
Net loss for the year ended March 31, 2008				(2,450,084)	(2,450,084)

Balance March 31, 2008	54,885,103	$54,885	$23,267,228	$(27,054,012)	$(3,731,899)

Shares issued for cash	13,531,000	13,531	1,263,409		1,276,940
Shares issued for acquisition	21,699,661	21,700	1,063,283		1,084,983
Shares issued for services of consultants and others	25,425,000	25,425	2,039,075		2,064,500
Shares issued for interest payments	700,000	700	62,300		63,000
Shares issued on conversion of debt	1,200,000	1,200	23,800		25,000
Stock option expense			482,437		482,437
Net loss for the year ended March 31, 2009				(3,823,415)	(3,823,415)

Balance March 31, 2009	117,440,764	$117,441	$28,201,532	$(30,877,427)	$(2,558,454)

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the year ended
	March 31,
	2009	2008
Cash Flows from Operating Activities:
Net Loss	$(3,823,415)	$(2,450,084)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	308,833	247,768
Bad debt provision	970,542	–
Inventory valuation	84,176	–
Amortization of debt discount	267,441	295,050
Shares issued for services and interest	2,127,500	289,722
Stock grants to employees	358,362	12,000
Cashless warrant conversion	(199,503)	199,096
Changes in assets and liabilities, excluding
effects of acquisitions:
Receivables	(3,417,741)	(864,554)
Inventories	(36,786)	169,660
Prepaids	(1,432,612)	(34,545)
Other assets	(186,813)	9,805
Intangibles and goodwill	(12,148,767)	–
Accounts payable	394,195	175,080
Accounts payable – affiliates	165,565	–
Accrued liabilities	3,107,610	261,353
Cash provided (used) by operating activities	(13,461,413)	(1,689,649)
Investing Activities:
Capital expenditures	(332,435)	(12,090)
Acquisitions of business	–	(119,760)
Note receivable	137,500	(137,500)
Cash used by investing activities	(194,935)	(269,350)
Financing Activities:
Net borrowings of debt	12,871,300	1,413,442
Repayment of debt	(81,146)	(611,327)
Net proceeds from issuance of common shares	1,276,940	1,115,312
Net cash used by financing activities	14,067,094	1,917,427
Net increase (decrease) in cash	410,746	(41,572)
Cash at beginning of period	59,544	101,116
Cash at end of period	$470,290	$59,544

(Continued)
See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Continued)

	For the year ended
	March 31,
	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$126,689	$367,536
Income taxes	$–	$–

Non Cash Activities:
Notes payable converted to common stock	$(25,000)	$(100,200)
Common stock issued for notes payable	1,200	1,200
Additional paid-in capital from conversion of note payable	23,800	99,000
	$–	$–

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2009 and 2008

Note 1 - The Company

The Company – Green Planet Group, Inc.  (which is referred to herein together with its subsidiaries as “Green Planet,” “GPG,” “the Company,” "we", "us" or "our"), formerly EMTA Holdings, Inc. and before that Omni Alliance Group, Inc., was organized and incorporated in the state of Nevada. On March 31, 2006, we changed our name from Omni Alliance Group, Inc. to EMTA Holdings, Inc., and on May 22, 2009 we changed the name through merger with a wholly owned subsidiary  to Green Planet Group, Inc. Our common stock now trades on the OTC- Bulletin Board market under the trading symbol "GNPG:OB".

Nature of the Business - We are a specialty energy conservation chemical company that produces and supplies technologies to the global transportation, industrial and consumer markets. These technologies include gasoline, oil and diesel additives for engines and other transportation-related fluids and industrial lubricants.

Acquisitions and Mergers

XenTx Lubricants, Inc.- Effective January 1, 2007 the Company has acquired Dyson Properties, Inc. Dyson manufactures and sells automotive racing and performance oils and lubricants under the name Synergyn Racing and also produces products under contract to third parties. The Synergyn line established in 1987 compliments the XenTx line and gives EMTA manufacturing and distribution capabilities from the Synergyn plant in Durant, OK. In 2008, Dyson Properties, Inc. changed its name to XenTx Lubricants, Inc.

This acquisition gave the Company the ability to manufacture, bottle and distribute its products through the Dyson location in Durant OK. We expect to expand distribution of both product lines through the cross marketing of each other’s products.

The aggregate purchase price was $2,100,000, paid in cash and stock. The initial payment of $100,000 was made on January 9, 2007. An additional $150,000 was paid on the Closing Date, July 5, 2007. The balance of $254,240 will be paid in December 31, 2009. In addition, on March 26, 2007 the Company issued 1,400,000 shares of common stock to the seller and the right to 1,400,000 warrants to acquire a like number of shares on a cashless basis at an exercise price of $0.75 per share for a period of three years from the Closing Date. In addition, the seller will be entitled to a royalty for all sales of the Synergyn products for five years at a rate of $0.20 per gallon or $0.20 per pound as the case may be, paid quarterly on the first $600,000 of royalties earned during the royalty term and $0.10 per gallon or per pound thereafter for the remainder of the royalty term.  During the year ended March 31, 2008 the purchase price was adjusted by $119,760 pursuant to the Purchase Agreement

The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

Cash and receivables	$22,122
Inventory	129,855
Property and equipment	1,893,151
Total assets acquired	2,045,128
Total liabilities assumed	1,371,112
Net assets acquired	$674,016

Lumea, Inc. – Effective March 1, 2009 the Company through its wholly owned subsidiary Lumea, Inc, formerly ATME Acquisitions, Inc., acquired certain assets and assumed certain liabilities of Easy Staffing Solutions, Inc. and its subsidiaries.  With these acquisitions Lumea became a supplier of the staffing needs for light industrial and other companies in 18 states.

The aggregate purchase price is $12,464,752, to be paid in by the assumption of debt, issuance of long term notes and the Company’s common stock to the seller.  The Company assumed $2,505,694 of the seller's liabilities and issued two notes to the seller in the amounts of $5,750,000 and $3,000,000, at interest rates of 3.25% per annum each, the first loan requires monthly principal and interest payments of $100,000 through March 2014 and the second note requires the payment of principal and interest at maturity, March 1, 2014. The Company also issued 21,699,661 shares of common stock with a fair value at the time of purchase of $1,084,983, and 2,500,000 stock options valued at $124,075.

The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

Property and equipment	$191,910
Customer relationships	3,293,020
Goodwill	8,979,822
Total assets acquired	12,464,752
Total liabilities assumed	11,255,694
Net assets acquired	$1,209,058

Continuance of Operations

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to develop products and operate its sales force and to acquire additional businesses.   The Company has negative working capital, has incurred operating losses and requires additional capital to fund development activities, meet its obligations and maintain its operations. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company completed a private offering of its restricted common stock in April 2008 with the sale of 10,206,000 shares, with net proceeds to the Company of $1,211,962.  Of this amount, $1,015,312 was received in the fourth quarter of 2008 and is included in the year ended March 31, 2008 and the balance was received in the first quarter of March 31, 2009.  Additionally, the Company also received $1,080,290 from the sale of restricted stock during the year ended March 31, 2009. The Company is in negotiations to obtain additional necessary capital to complete its regulatory approvals, expand production and sales and generally meet its business objectives. The Company forecasts that the equity obtained and additional borrowing capacity will provide sufficient funds to complete its primary development activities and achieve profitable operations.  Accordingly, these financial statements do not include any adjustments that might result from this uncertainty.

Note 2 - Significant Accounting Policies

Consolidation - The consolidated financial statements include the accounts of Green Planet Group, Inc. and its consolidated subsidiaries and wholly-owned limited liability company. The financial statements for the year ended March 31, 2009 only include the operations of Lumea, Inc. and its subsidiaries since March 1, 2009.  All significant intercompany transactions and profits have been eliminated.

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

Allowance for Doubtful Accounts -   The Company provides an allowance for doubtful accounts when management estimates collectibility to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $806,846 and $34,149 at March 31, 2009 and 2008, respectively.

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

Intangible Assets - Intangible assets consist of patents, trademarks, government approvals and customer relationships (including client contracts). For financial statement purposes, identifiable intangible assets with a defined life are being amortized using the straight-line method over the estimated useful lives of seven years for the EPA license and 5 years for the customer relationships. Costs incurred by the Company in connection with patent, trademark applications and approvals from governmental agencies such as the Environmental Protection Agency, including legal fees, patent and trademark fees and specific testing costs, are expensed as incurred. Purchased intangible costs of completed developments are capitalized and amortized over an estimated economic life of the asset, generally seven years. commencing on the acquisition date. Costs subsequent to the acquisition date are expensed as incurred.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. The Company performs an annual impairment test each year and in the event that facts and circumstances indicate that goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required. The Company’s testing approach will utilize a discounted cash flow analysis to determine the fair value of its reporting units for comparison to their corresponding book values.  If the book value exceeds the estimated fair value for a reporting unit, a potential impairment is indicated and Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets prescribes the approach for determining the impairment amount, if any.

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

Derivative Financial Instruments - The Company accounts for derivative instruments and debt instruments in accordance with the interpretative guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), and associated pronouncements related to the classification and measurement of warrants and instruments with conversion features. It is necessary for the Company to make certain assumptions and estimates to value derivatives and debt instruments.

Revenue Recognition - Revenues are recognized at the time of shipment of products to customers, or at the time of transfer of title, if later, and when collection is reasonably assured. All amounts in a sales transaction billed to a customer related to shipping and handling are reported as revenues.  Staffing revenue is recognized at the completion of each billing cycle to the customer after completion of the work.  The billing cycle is generally weekly.

Provisions for sales discounts and rebates to customers are recorded, based upon the terms of sales contracts, in the same period the related sales are recorded, as a deduction to the sale. Sales discounts and rebates are offered to certain customers to promote customer loyalty and encourage greater product sales.  As a general rule, the Company does not charge interest on its accounts rceivables.

Components of Cost of Sales - Cost of sales is comprised of raw material costs including freight and duty, inbound handling costs associated with the receipt of raw materials, contract manufacturing costs, third party bottling and packaging, maintenance and storage costs, plant and engineering overhead allocation, terminals and other warehousing costs, and handling costs.

Selling Expenses - Included in selling and general administrative expenses are the commission expenses for both employees and outside sales representatives ranging from 1.5% to 11.5% per dollar of sales. Our staffing sales representatives are paid a commission on new sales.  The Company expends significant amounts to advertise and distinguish its products from those of its competitors through the use of in-store advertising, printed media, internet and broadcast media.

Research, Testing and Development - Research, testing and development costs are expensed as incurred. Research and development expenses, including testing, were $0 and $118,546 for the years ended March 31, 2009 and 2008, respectively. Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition.

Income Taxes - We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of March 31, 2009 and 2008.

Concentrations of Credit Risks - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. With respect to accounts receivable, such receivables are primarily from distributors and retailers located in the United States and foreign distributors. The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer's financial condition.  At March 31, 2009 and 2008, the amounts due from foreign distributors were $1,363,756 and $745,952, which represent 32.2% and 79.9% of accounts receivable, respectively.

Segment Information

We operate in two industry segments, the development, manufacture and sale of private and commercial vehicle energy efficient enhancement products and employee staffing services. The enhancement products are designed to extend engine life, promote fuel efficiency and reduce emissions. These products are being marketed by the Company and sales were predominantly in the United States of America, Canada, Mexico and Nigeria.  The staffing segment was added on March 1, 2009 and provides staffing services primarily to the light industrial segment of the economy.

New accounting pronouncements:

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), as amended in February 2008 by FSP FAS 157-2, Effective Date of FASB Statement No. 157. The provisions of SFAS 157 were effective for the Company as of April 1, 2008. However, FSP FAS 157-2 deferred the effective date for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value on an annual or more frequent basis, until April 1, 2009. SFAS 157 defines fair value, creates a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company does not expect the adoption of SFAS 157 to have a material effect on its results of operations and financial position.

Fair Value Option

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits all entities to choose to measure eligible items at fair value on specified election dates. The associated unrealized gains and losses on the items for which the fair value option has been elected shall be reported in earnings. SFAS 159 became effective for the Company as of April 1, 2008; however, the Company has not elected to utilize the fair value option on any of its financial assets or liabilities under the scope of SFAS 159.

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier application is prohibited. SFAS 160 is not applicable as the Company does not have any non-controlling interests.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). The objective of SFAS 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS 141(R) states that all business combinations (whether full, partial or step acquisitions) must apply the “acquisition method.” In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. As a result, it will require that certain forms of contingent consideration and certain acquired contingencies be recorded at fair value at the acquisition date. SFAS 141(R) also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for business combination transactions for which the acquisition date is on or after April 1, 2009, and earlier application is prohibited. The Company will adopt this statement on April 1, 2009. The impact of the adoption of SFAS 141(R) on the Company’s financial statements will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement. While SFAS 141(R) generally applies only to transactions that close after its effective date, the amendments to SFAS 109 and FIN 48 are applied prospectively as of the adoption date and will apply to business combinations with acquisition dates before the effective date of SFAS 141(R). The Company estimates that the affect on the recorded valuation allowance and unrecognized tax benefits, which are associated with prior acquisitions will not have a material effect on the results of operations or statement of position in future periods, if recognized in future periods.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 on January 1, 2009, the beginning of the Company’s fiscal 2009 fourth quarter.

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

Environmental - The Company's enhancement products and related operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company must devote substantial financial resources to ensure compliance, and it believes that it is in substantial compliance with all the applicable laws and regulations.

Note 3 - Inventories

Inventory consists of finished goods, work in process and raw material as follows:

	March 31, 2009	March 31, 2008

Finished goods	$173,523	$340,087
Raw material	195,880	76,706
	$369,403	$416,793

Note 4 - Property, Plant and Equipment

At March 31, 2009 and 2008 equipment and computers consisted of the following:

	March 31, 2009	March 31, 2008

Property and plant	$1,453,650	$1,442,401
Equipment and computers	839,690	518,504
Less accumulated depreciation	(392,506)	(173,938)
Net equipment and Computers	$1,900,834	$1,789,967

During the years ended March 31, 2009 and 2008, depreciation and amortization expense was $127,227 and $121,046, respectively.

During the year ended March 31, 2008, the carrying value of assets acquired from XenTx Lubricants, Inc. were reduced by $119,760 in accordance with the Purchase Agreement.

Note 5 - Intangible Assets and Goodwill

Intangible assets consist of technology of production and license rights under the Environmental Protection Agency to market one of the products acquired in the acquisition of White Sands, L.L.C. on March 31, 2006. The Company intends to market the related products as soon as production and marketing strategies can be completed. The Company is amortizing this investment over its estimated useful life of seven years on a straight line basis. For the years ended March 31, 2009 and March 31, 2008 amortization was $126,722 in each year. The customer relationships is the value of the purchased business relationships acquired as part of the purchase by Lumea of the staffing business on March 1, 2009.  The amortization of this intangible is being amortized over 5 years and for the period ended March 31, 2009 the amortization was $54,884.

Intangible assets subject to amortization:

	Weighted	March 31, 2009
	Average	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount

Intangible assets subject to amortization:
EPA licenses	7 years	$887,055	$380,166	$506,889
Customer relationships	5 years	3,293,020	54,884	3,238,136
		$4,180,075	$435,050	$3,745,025

Goodwill not subject to amortization:
Goodwill:
Goodwill		$8,855,747	$–	$8,855,747
		$8,855,747	$–	$8,855,747

Intangible assets subject to amortization:
	Weighted	March 31, 2008
	Average	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount

Intangible assets subject to amortization:
EPA licenses	7 years	$887,055	$253,444	$633,611
		$887,055	$253,444	$633,611

The scheduled amortization to be recognized over the next five years are as follows:

2010	$785,330
2011	$785,330
2012	$785,330
2013	$785,331
2014	$603,720

Note 6 - Accrued Liabilities

Accrued liabilities consist of the following as of March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008

Accrued marketing and advertising	$300,000	$300,000
Accrued reimbursement to product testing partner	978,151	978,151
Accrued interest	804,717	288,046
Accrued payroll, taxes and benefits	2,446,929	–
Other	235,229	91,219
	$4,765,026	$1,657,416

As part of our testing of products and new applications the Company agreed to reimburse one of our testing partners for the costs incurred in such testing.

Note 7 - Notes and Contracts Payable

	March 31,
	2009	2008

Revolving line of credit against factored Lumea receivables (2)	$2,055,015	$–
Bank loans, payable in installments	359,803	287,943
Mortgage loan payable, monthly payments of principal and interest at 3 month LIBOR plus 4.7% (1)	806,853	807,062
Payments due seller of XenTx Lubricants	254,240	254,240
Loan from Dyson	60,000	35,000
Notes payable	1,262,964	1,027,851
Loans from individuals, due within one year	461,000	258,000
Purchase note payable	1,569,139	–
Purchase note 1	5,667,626	–
Purchase note 2	2,888,796	–

Total	15,385,436	2,670,096
Less current portion	6,429,994	1,795,398

Long-term debt	$8,955,442	$874,698
____________
(1)	In conjunction with the acquisition of Dyson, the mortgage became payable as a result of the change of control of that company. The Company is in the process of refinancing the property.
(2)	The Company maintains a $7 million line of credit relating to its factored accounts receivable.

Bank Loans consist of two loans that became due in the first quarter of 2009; these loans are secured by receivables, inventory and equipment in Durant, Oklahoma.  The Company is working to replace these loans and has arranged a payment schedule to retire these loans. The Mortgage Loan Payable has matured as a result of the change in control of the operations in Durant.  The Company continues to make principal and interest payments while the Company obtains a replacement loan on the property.  Interest is reset quarterly at Libor plus 4.7%.

The amounts due sellers bear interest at a rate of 8.0% and is due in October 31, 2009.

Substantially all of the staffing receivables are pledged as collateral for the revolving line of credit.  At March 31, 2009, the Company had pledged receivables of $2,532,926.

Notes payable include amounts due after one year consists of the loan from Shelter Island Opportunity Fund with interest at 12.25% per annum and secured by the plant and equipment in Durant, Oklahoma and Purchase Notes 1 and 2 are secured by all of the business assets of Lumea.  Maturities for the remainder of the loans are as follows:

2011	$1,260,436
2012	$1,307,703
2013	$1,356,881
2014	$4,556,874
Thereafter	$473,548

The balance of the notes payable consist of commercial loans of a vehicles and equipment in the normal course of business.

The Loans from individuals includes three loans which are all due within one year and bear interest from 9% to 12%.

Note 8 - Income Taxes

Through March 31, 2009, we recorded a valuation allowance of $5,871,215 against deferred income tax assets primarily associated with tax loss carry forwards. Our significant operating losses experienced in prior years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.

We have net operating loss carry forwards of approximately $14,255,779. Our net operating loss carry forwards will expire between 2025 and 2029.

Significant components of our deferred tax assets and liabilities at the balance sheet dates were as follows:

	March 31,
	2009	2008

Deferred Tax Assets and Liabilities
Deferred tax assets:
Net operating loss carryforwards	$5,480,393	$4,594,546
Allowance for doubtful accounts	390,822	16,204
Total	5,871,215	4,610,750
Less: Valuation allowance	(5,871,215)	(4,610,750)
Total deferred tax assets	–	–
Total deferred tax liabilities	–	–
Net deferred tax liabilities	$–	$–

A reconciliation of the federal statutory rate to the effective tax rate is as follows:

	Fiscal Years Ended March 31,
	2008	2007

Reconciliation
Income tax credit at statutory rate	$(780,303)	$(765,364)
Effect of state income taxes	(105,545)	(103,508)
Valuation allowance	885,848	868,872
Income taxes (credit)	$–	$–

Future realization of the net operating losses is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 34% Federal income tax rate. The net operating losses expire as follows:

Expiration	Amount

2025	$1,524,541
2026	5,132,298
2027	3,052,902
2028	2,251,030
2029	2,295,008
Total net operating loss available	$14,255,779

Note 9 - Convertible Debt and Conversion Share Derivative Liability

In 2006, the Company entered into a Convertible Loan Agreement which entitled the lenders to 7,000,000 warrants and to convert the loans at the holders’ option to common stock of the Company.

At March 31, 2008, the remaining face value of the Convertible Notes, 6%, interest quarterly was as follows:

Maturity	Amount	Exercised	Balance

April 28, 2009	$326,333	$–	$326,333
August 17, 2009	685,896	–	685,896
October 28, 2009	299,065	–	299,065
November 10, 2009	1,162,993	–	1,162,993
Total	$2,474,287	$–	$2,474,287

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

The agreements include registration rights which required the Company to file a registration statement within 30 days of the execution of the loan agreement, the Company failed to meet this deadline and as a result the parties agreed that the Company would issue warrants to purchase an additional 5,000,000 shares of the Company’s common stock at $2.50 per share. The additional warrants issued to cure the default were not provided for in the original agreements. The warrants expire if not exercised on August 10, 2013. These warrants were issued to cure the default that occurred on June 28, 2006 and was executed on August 10, 2006. The Company recorded the fair value of these warrants as loan default costs as of June 28, 2006.

Accounting for derivative financial instruments

In April 29, 2006, the Company entered into an agreement whereby it would issued 6% secured convertible notes in the aggregate principal amount of $3,000,000 which are convertible into common shares of the Company at the lender’s option based on a rate of 50% of the then current market price at the time of the conversion election. The Company has the right at any time that the stock is trading below $5.00 per share to call the notes at a prepayment premium of 130% of the outstanding balance. At the time of commitment, the Company had reserved a sufficient number of its common shares to meet these obligations.

In accordance with the provisions of EITF 98-5 and EITF 00-27, the Company allocated the net proceeds received from the Convertible Debt to the elements of the debt instrument based on their relative fair values. The Company allocated fair value to the original 7,000,000 warrants and conversion option utilizing the binomial option pricing model and Tsiveriotis and Fernandes methodology, respectively. The following assumptions and estimates were used: volatility of 98.6%; an average risk-free interest rate of 4.82%; dividend yield of 0%; and a life of 7 years for the warrants and 3 years for the debt and conversion components. The fair value of debt component of the Convertible debt  was based on the net present value of the underlying cash flows  at a discount rate of  14.0%, which is estimated by the Company to be the discount rate absent any conversion feature. Once the relative fair values were established, the Company allocated the proceeds to each component of the contract. Because the conversion price was lower than the then current fair market value of the Company’s common stock, the Company determined that a beneficial conversion feature (“BCF”) existed which required separate accounting.

The variable nature of the conversion option could require the Company to issue more shares of its common stock on conversion that is available or authorized, dictates that the host, beneficial conversion feature (“BCF”) and free standing warrants all be treated as liabilities.  The BCF and warrant liabilities amortize into the debt liability at the same rate and have no impact on the results of operations for any period. Collectively, the debt, BCF and warrants are reported as the Conversion Share Derivative Liability.  The original issue costs are being amortized on a yield basis over the loan term.

For informational purposes, the components of the Conversion Share Derivative Liability at March 31, 2008 are as follows:

Debt – Host Instrument	$1,250,603
BCF	486,707
Free Standing Warrants	736,977
Conversion Share Derivative Liability	$2,474,287

Host instrument:

The proceeds from each financing arrangement were allocated to the various elements of the financing resulting in discounts to the face values of the debt instruments. These discounts are then amortized over the debt terms (in all instances three-years) using the effective interest method.  The debt component was $537,890 at issuance.  The issues costs are being amortized to interest expense over the debt term on an effective yield basis of 21.7%.

Beneficial Conversion Feature

The allocation of proceeds to the BCF resulted in $804,404 at issuance. This value is being accreted at a yield rate of 30.9% over the debt term. The balance is adjusted for conversions.

Free-standing warrants:

The allocation to the 7,000,000 warrants resulted in a valuation of $1,170,206 at issuance.  This value is being accreted at a yield rate of 39.1% over the debt term.

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

Lease Commitments

The Company has lease agreements for office space in Scottsdale, Arizona and for 26 offices throughout the United States. The remaining lease commitment for the two Scottsdale office are 3 and 5 years and the other offices is year to year or month-to-month. The following table sets forth the aggregate minimum future annual lease commitments at March 31, 2009 under all non-cancelable leases for fiscal years ending March 31:

2010	$374,923
2011	292,276
2012	225,921
2013	110,350
2014	63,064
Thereafter	110,052
$1,176,586

Lease expense for the years ended March 31, 2009 and 2008 were $99,431 and $90,398, respectively.  The total of all scheduled lease payments, assuming all locations are continued at the same rates, is $623,315 per year.

Note 11 - Related Party Transactions

In conjunction with the acquisition of the assets of Lumea, a company owned by the President/CEO of the Company had a prior placement agreement with the Sellers of the assets and as such was entitled to receive compensation for such placement with any entity.  As part of the closing that company was paid a fee of $168,333 which was paid by the issuance of 3,366,667 shares of Green Planet’s restricted common stock. The executives of the Company were issued a total of 1.5 million restricted shares of common stock during 2009 as part of their compensation.  The Company recognized expense of $60,000 in conjunction with these issuances.

Note 12 - Company Stock

Preferred Stock

At March 31, 2009 and 2008, the Company had 1,000,000 shares of $0.001 par value authorized and no outstanding or issued shares. If and when issued, such shares will have the rights, preferences, privileges and restrictions as determined by the Board of Directors.

Common Stock

At March 31, 2009 and 2008, the Company had 250,000,000 shares authorized of $0.001 par value common stock, of which issued and outstanding shares were 117,440,764 and 54,885,103, respectively.

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

Also, the Company issued 1,400,000 cashless warrants to the seller in conjunction with the acquisition of Dyson Properties, Inc. that expire March 26, 2010.

During the year ended March 31, 2008 the Company issued 5,775,000 warrants at an exercise price of $0.75 per share and 519,750 cashless warrants at an exercise price of $0.75 for a period of 5 years in conjunction with a loan funding in June of 2007.  The Company also issued warrants to purchase 500,000 shares at an exercise price of $0.75 for a term of two years in conjunction with the investor’s purchase of common stock that expire on May 21, 2009.

At March 31, 2009, the status of outstanding warrants is as follows:

Issue Date	Shares Exercisable	Weighted Average Exercise Price	Expiration Date

September 27, 2005	450,000	$2.50	September 26, 2010
April 29, 2006	1,866,667	$2.50	April 28, 2013
June 28, 2006	5,000,000	$2.50	August 10, 2013
August 17, 2006	1,633,333	$2.50	August 17, 2013
October 28, 2006	700,000	$2.50	October 28, 2013
November 10, 2006	2,800,000	$2.50	November 10, 2013
May 21, 2007	500,000	$.75	May 20, 2009
July 1, 2007	5,775,000	$.75	June 30, 2012
Cashless April 20-November 10, 2006	700,000	$2.50	April 29 - November 10, 2015
Cashless March 26, 2007	1,400,000	$.75	March 26, 2010
Cashless July 1, 2007	519,750	$.75	June 30, 2012
March 1, 2009	2,500,000 (1)	$.04	March 1, 2017
____________
(1)	Options are vested at 150,000 shares at the end of each fiscal quarter starting on June 30, 2009.

The warrants have no intrinsic value at March 31, 2009.

Stock Options

At March 31, 2009, the Company had one stock option plan under which grants were outstanding. The stock options outstanding are for grants issued under the Company’s 2007 Stock Incentive Plan.

The 2007 Stock Incentive Plan

During the fiscal year ended March 31, 2009, the Company adopted a stock option plan, entitled the “2007 Incentive Plan” (the “2007 Plan”), under which the Company may grant options to purchase up to 20,000,000 shares of common stock.

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

The following table sets forth the Company’s stock option activity during the year ended March 31, 2009:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at March 31, 2007	–	$–	–	–
Granted	5,415,000.20		3.0	–
Exercised	–	–	–	–
Canceled	–	–	–	–

Outstanding at March 31, 2008	5,415,000.20		3.0	–
Granted	–	–	–	–
Exercised	–	–	–	–
Canceled	450,000.20		–	–

Outstanding at March 31, 2009	4,965,000	$.20	2.0	–

The following table sets forth the status of the Company’s stock options as of March 31, 2009:

	Number of Options	Weighted-Average Grant-Date Fair Value

Non-vested as of March 31, 2007	–	$–
Granted	5,415,000	.11
Forfeited	–	–
Vested	–	–

Non-vested as of March 31, 2008	5,415,000	$.11
Granted	–	.11
Forfeited	(450,000)	–
Vested	(3,310,000)	–

Non-vested as of March 31, 2009	1,655,000	$.11

During the year ended March 31, 2008, the Company granted options to purchase an aggregate of 5,415,000 shares of common stock to employees, directors and consultants for services to be provided. These options are exercisable at $0.20 per share, and vest one third on October 1, 2008, April 1, 2009 and October 1, 2009 with an expiration of three years from the date of grant for all options. The Company has valued these at their fair value on the date of grant using the Hull-White enhanced option-pricing model. During the year ended March 31, 2009 the Company recognized expense of $358,362.

The original unrecognized stock-based compensation expense related to the unvested options was approximately $610,548 and will be recognized as expense over the vesting periods of 18 months. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.  These options have no intrinsic value at March 31, 2009 or March 31, 2008.

The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates.

The Company based its expected volatility on the historical volatility of similar companies with consideration given to the expected life of the award. The Company continued to consistently use this method until March 31, 2009 when it appeared that sufficient market acceptance of its stock and volume has reached a stable level.

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

Diluted income (loss) earnings per common share adjusts basic income (loss) per common share for the effects of convertible securities, stock options, warrants and other potentially dilutive financial instruments only in periods in which such effect is dilutive. No instruments were dilutive at March 31, 2009 or 2008.  The diluted income (loss) per common share excludes the dilutive effect of approximately 22,999,750 and 21,344,750 warrants and stock options at March 31, 2009 and 2008, respectively, since such warrants and options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods.

Note 14 – Segment Reporting

Green Planet Group, Inc. has two reportable segments: the engine, fuel additives and green energy products and the industrial staffing segments.  The first segment is comprised of the XenTx Lubricants, EMTA Corp. and White Sands entities and the staffing segment is comprised of Lumea, Inc. and its operating subsidiaries. Prior to March 1, 2009 Green Planet Group, Inc. only had the first reporting segment of business.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Interest expense related to the individual entities is paid by or charged to those entities and the related debt is included as that entity’s liability. Green Planet management evaluates performance based on profit or loss before income taxes not including nonrecurring gains and losses.

There have been no significant intersegment sales or costs.

Green Planet’s business is conducted through separate legal entities that are wholly owned subsidiaries.  Each entity has a specific set of business objectives and line of business.

The Company analyzes the result of the operations of the individual entities and the segments. Green Planet does not allocate income taxes and unusual items to the segments. The segment information for the year ended March 31, 2009 is presented below.

	Additives &		Corporate
	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
United States sales	$2,348,053	$5,784,408	$–	$8,132,461
Foreign sales	1,038,333	–	–	1,038,333
Gross sales	3,386,386	5,784,408	–	9,170,794
Net sales	3,386,386	5,784,408	–	9,170,794
Depreciation and amortization	244,259	64,574	–	308,833
Interest expense	218,519	67,317	601,109	886,945
Loss before income taxes	(1,263,515)	(362,912)	(2,196,988)	(3,823,415)
Net loss	(1,263,515)	(362,912)	(2,196,988)	(3,823,415)

Balance sheet information:
Total assets	4,146,987	13,729,688	3,499,113	21,375,788