Form 10-Q
period 2009-06-30
GREEN PLANET GROUP, INC.
filed 2009-08-19
CIK 1372533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-136583

GREEN PLANET GROUP, INC.
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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, August 19, 2008:  $0.001 par value common stock 128,476,944 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Green Planet Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	March 31,
	2009	2009
ASSETS	(Unaudited)	(Restated)

Current Assets:
Cash and cash equivalents	$1,841,857	$470,288
Accounts receivable, net	4,989,858	4,349,866
Inventory	401,503	369,403
Prepaid expenses	1,842,637	1,654,431
Total Current Assets	9,075,855	6,843,988
Plant, plant and equipment, net of accumulated depreciation	1,857,448	1,900,834
Other Assets:
Other assets	49,338	295,372
Intangible assets	3,548,693	3,745,025
Goodwill	8,979,822	8,979,822
Total Other Assets	12,577,853	13,020,219
Total Assets	$23,511,156	$21,765,041

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$1,116,340	$1,210,126
Accounts payable – Affiliates	235,612	165,565
Accrued liabilities	8,767,168	4,765,026
Cashless warrant liability	140,548	57,876
Notes payable and amounts due within one year	6,522,336	6,536,202
Convertible loans payable	4,727,050	5,054,100
Derivative warrant liability	1,631,952	643,750
Total Current Liabilities	23,141,006	18,432,645
Notes payable due after one year	9,395,318	9,061,650
Total Liabilities	32,536,324	27,494,295
Stockholders' Equity:
Preferred Stock, $0.001 par value, 1,000,000 authorized; no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 124,406,944 and 117,440,764 at June 30, 2009 and March 31, 2009, respectively	124,407	117,441
Additional paid-in capital	15,095,032	14,714,148
Accumulated deficit	(24,244,607)	(20,560,843)
Total Stockholders' Equity (Deficit)	(9,025,168)	(5,729,254)
Total Liabilities and Stockholders' Equity (Deficit)	$23,511,156	$21,765,041

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended June 30,
	2009	2008
	(Unaudited)	(Unaudited/Restated)
Revenue:
Sales, net of returns and allowances	$16,697,904	$1,836,421
Cost of sales	14,721,519	726,776

Gross Profit	1,976,385	1,109,645

Operating Expenses:
Selling, general and administrative	3,580,636	681,703
Depreciation and amortization	239,718	61,966
Allowance for bad debts	414,070	–
Total Operating Expenses	4,234,424	743,669

Income/(Loss) From Operations	(2,258,039)	365,976

Other Income and (Expense):
Other income	1,509	375
Interest expense	(1,427,234)	(1,269,382)

Loss before provision for income taxes	(3,683,764)	(903,031)

Provision for/(Benefit of) income taxes	–	–

Net Loss	$(3,683,764)	(903,031)

Earnings (Loss) per share:
Basic and diluted loss per share	$(0.03)	$(0.01)
Weighted average shares outstanding	121,654,349	61,913,414

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity/(Deficit)
(Unaudited)

			Restated Additional	Restated Accumulated
	Shares	Common Stock	Paid-in Capital	Deficit	Total

Balance March 31, 2008	54,885,103	$54,885	$9,779,844	$(17,888,473)	$(8,053,744)

Shares issued for cash	5,606,000	5,606	966,324		971,930
Shares issued services of employees and others	4,300,000	4,300	948,700		953,000
Stock option valuation			85,383		85,383
Net loss for the three months ended June 30, 2008				(903,031)	(903,031)

Balance June 30, 2008	64,791,103	$64,791	$11,780,251	$(18,791,504)	$(6,946,462)

Balance March 31, 2009	117,440,764	$117,441	$14,714,148	$(20,560,843)	$(5,729,254)

Shares issued for cash	4,380,000	4,380	115,620		120,000
Shares issued for services of consultants and others	2,586,180	2,586	164,614		167,200
Stock option expense			100,650		100,650
Net loss for the three months ended June 30, 2009				(3,683,764)	(3,683,764)

Balance June 30, 2009	124,406,944	$124,407	$15,095,032	$(24,244,607)	$(9,025,168)

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	June 30,	June 30,
	2009	2008
	(Unaudited)	(Unaudited/Restated)
Cash Flows from Operating Activities:
Net Loss	$(3,683,764)	$(903,031)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	239,718	61,966
Bad debt provision	414,070	–
Amortization of debt discount	25,676	100,254
Shares issued for services and interest	167,200	143,582
Stock option costs	100,650	85,383
Change in derivative valuation	661,152	1,070,548
Cashless warrant conversion	82,672	37,815
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(1,054,062)	(1,050,526)
Inventories	(32,100)	(175,939)
Prepaid expenses	(188,206)	(14,096)
Other assets	246,034	–
Accounts payable	(93,787)	(145,838)
Accounts payable - affiliates	70,047	–
Accrued liabilities	4,002,142	(175,369)
Cash provided (used) by operating activities	957,442	(965,251)

Investing Activities:
Capital expenditures	–	(6,349)
Cash used by investing activities	–	(6,349)

Financing Activities:
Net borrowings of debt	294,127	182,000
Repayment of debt	–	(216,792)
Net proceeds from issuance of common shares	120,000	971,930
Net cash provided by financing activities	414,127	937,138
Net increase (decrease) in cash	1,371,569	(34,462)
Cash and cash equivalents at beginning of period	470,288	59,544
Cash at end of period	$1,841,857	$25,082

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$383,280	$60,768
Income taxes	$–	$–

Non-Cash Activities:
Common stock issued for services	(167,200)	(953,000)
Common stock issued for services	2,586	4,300
Additional paid-in capital from conversion of note payable	164,614	948,700
	$–	$–

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended June 30, 2009 and 2008 (Unaudited)

Note 1 – The Company

The Company – Green Planet Group, Inc.  (which is referred to herein together with its subsidiaries as “Green Planet,” “GPG,” “the Company,” "we", "us" or "our"), formerly EMTA Holdings, Inc. and before that Omni Alliance Group, Inc., was organized and incorporated in the state of Nevada. On March 31, 2006, we changed our name from Omni Alliance Group, Inc. to EMTA Holdings, Inc., and on May 22, 2009 we changed the name through merger with a wholly owned subsidiary to Green Planet Group, Inc. Our common stock now trades on the OTC-Bulletin Board market under the trading symbol "GNPG:OB".

Nature of the Business – We operate in two industry segments: 1) a specialty energy conservation chemical company that produces and supplies technologies to the global transportation, industrial and consumer markets and 2) an employee staffing business which primarily provides staffing to the light industrial market. The energy technologies include gasoline, oil and diesel additives for engines and other transportation-related fluids and industrial lubricants.

Presentation of Interim Statements – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q for small business filers. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K for the years ended March 31, 2009 and 2008. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Restatement of Prior Financial Statements – See Note 17 Restatement of Prior Financial Statements.

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

Note 2 – Significant Accounting Policies

Consolidation – The consolidated financial statements include the accounts of Green Planet Group, Inc. and its consolidated subsidiaries and wholly-owned limited liability company. All significant intercompany transactions and profits have been eliminated.

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

Allowance for Doubtful Accounts – The Company provides an allowance for doubtful accounts when management estimates collectibility to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $1,220,916 and $806,846 at June 30, 2009 and March 31, 2009, respectively.

Inventories – Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out (FIFO) method. Obsolete or abandoned inventories are charged to operations in the period that it is determined that the items are not longer viable sales products.

Property, Plant and Equipment – Property, plant and equipment are carried at cost. Repair and maintenance costs are charged against operations while renewals and betterments are capitalized as additions to the related assets. The Company depreciates it assets on a straight line basis. Estimated useful lives for the equipment ranges from 3 to 10 years and the buildings are being depreciated over 31 years.

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

Provisions for sales discounts and rebates to customers are recorded, based upon the terms of sales contracts, in the same period the related sales are recorded, as a deduction to the sale. Sales discounts and rebates are offered to certain customers to promote customer loyalty and encourage greater product sales.  As a general rule, the Company does not charge interest on its accounts receivables.

Income Taxes – We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of June 30, 2009 and 2008.

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

Recent Accounting Pronouncements

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), as amended in February 2008 by FSP FAS 157-2, Effective Date of FASB Statement No. 157. The provisions of SFAS 157 were effective for the Company as of April 1, 2008. However, FSP FAS 157-2 deferred the effective date for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value on an annual or more frequent basis, until April 1, 2009. SFAS 157 defines fair value, creates a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The adoption did not have a material impact on the Company’s consolidated financial statements for the current period.

Fair Value of a Financial Asset When the Market is Not Active

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (FSP FAS 157-3), which clarifies the application of SFAS 157 in a market that is not active. Additional guidance is provided regarding how the reporting entity’s own assumptions should be considered when relevant observable inputs do not exist, how available observable inputs in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of inputs available to measure fair value. FSP FAS 157-3 became effective immediately upon issuance. Its adoption did not have a material impact on the Company’s consolidated financial statements in fiscal 2010.

Fair Value When the Volume and Level of Activity Significantly Decreased

 In April 2009 the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4), which clarifies the application of SFAS 157 when there is no active market or where the price inputs being used represent distressed sales. Additional guidance is provided regarding estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The Company adopted FSP FAS 157-4 as of June 30, 2009, which was the required effective date. Its adoption did not have a material impact on the Company’s consolidated financial statements at June 30, 2009.

Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock

In June 2008, the FASB ratified EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock   (EITF 07-5). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of this pronouncement effective April 1, 2009, required the Company to perform additional analyses on both its freestanding equity derivatives and embedded equity derivative features. The adoption of EITF 07-05 did not have a material effect on the Company’s consolidated financial statements at June 30, 2009.

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

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). The objective of SFAS 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS 141(R) states that all business combinations (whether full, partial or step acquisitions) must apply the “acquisition method.” In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. As a result, it will require that certain forms of contingent consideration and certain acquired contingencies be recorded at fair value at the acquisition date. SFAS 141(R) also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for business combination transactions for which the acquisition date is on or after April 1, 2009, and earlier application is prohibited. The Company will adopt this statement on April 1, 2009. The impact of the adoption of SFAS 141(R) on the Company’s financial statements will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement. While SFAS 141(R) generally applies only to transactions that close after its effective date, the amendments to SFAS 109 and FIN 48 are applied prospectively as of the adoption date and will apply to business combinations with acquisition dates before the effective date of SFAS 141(R).  Adoption of this statement did not have a material effect on the results of operations or statement of position for the period ended June 30, 2009.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”) . This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 on April 1, 2009, the beginning of the Company’s first fiscal 2010 quarter.

GAAP Hierarchy

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective for periods ending after June 30, 2009.  Green Planet does not expect the adoption of SFAS No. 162 to have a material effect on its results of operations and financial position.

Convertible Debt

In May 2008, the FASB issued Financial Statement Position (FSP) Accounting Principles Board (APB) 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and has been adopted by the Company in the first quarter of fiscal 2010.

Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the Company’s financial statements.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments . The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have an impact on the Company’s financial statements.

Contingencies in Business Combinations

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective April 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

Other Than Temporary Impairments

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. FSP No. FAS 115-2 and FAS 124-2 improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The adoption of this FSP did not have an impact on the Company’s financial statements.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.

Transfers of Financial Assets

 In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” which is an amendment of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This statement will improve the relevance, representation faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. It will also take into account the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement. SFAS No. 166 is effective for annual periods beginning after November 15, 2009.  This statement is effective for the Company beginning April 1, 2010 and has had no material impact on the financial statements.

Amendments to FASB interpretation No. 46(R)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R),” establishes how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. This statement improves financial reporting by enterprises involved with variable interest entities, which addresses the effects on certain provisions of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB No. 166, “Accounting for Transfers of Financial Assets,” and constituent concerns about the application of certain key provisions of Interpretation 46(R). SFAS No. 167 is effective after November 15, 2009. This statement is effective for the Company beginning January 1, 2010 and is expected to have no material impact on the financial statements.

Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which replaces SFAS No. 162 and establishes the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date for financial statements issued for interim and annual periods ending after September 15, 2009, the Codification will supersede all then–existing non-SEC accounting and reporting standards. The Company has determined that the adoption of SFAS No. 168 will not have a material impact on the financial statements.

Note 3 – Inventories

Inventory consists of finished goods and raw material as follows:

	June 30, 2009	March 31, 2009
	(Unaudited)

Finished goods	$332,178	$173,523
Raw material	69,325	195,880
	$401,503	$369,403

Note 4 – Property, Plant and Equipment

At June 30, 2009 and March 31, 2009 property, plant and equipment and computers consisted of the following:

	June 30, 2009	March 31, 2009
	(Unaudited)

Property and plant	$1,453,650	$1,453,650
Equipment and computers	839,690	839,690
Less accumulated depreciation	(435,892)	(392,506)
Net property, plant and equipment	$1,857,448	$1,900,834

During the three months ended June 30, 2009 and 2008 depreciation expense was $43,386 and $30,286, respectively.

Note 5 – Intangible Assets and Goodwill

Intangible assets consist of technology of production and license rights under the Environmental Protection Agency to market one of the products acquired in the acquisition of White Sands, L.L.C. on March 31, 2006. The Company is amortizing this asset over its estimated useful life of seven years on a straight line basis. For the three months ended June 30, 2009 and 2008 amortization was $31,681 in each period. The customer relationships are the value of the purchased business relationships acquired as part of the purchase by Lumea of the staffing business on March 1, 2009.  The amortization period of this intangible is 5 years. For the period ended June 30, 2009 the amortization expense was $164,651.

Intangible assets subject to amortization:

	Weighted	June 30, 2009
	Average	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount

Intangible assets subject to amortization:
EPA licenses	7 years	$887,055	$411,847	$475,208
Customer relationships	5 years	3,293,020	219,535	3,073,485
		$4,180,075	$631,382	$3,548,693

Goodwill not subject to amortization:
Goodwill:
Goodwill		$8,979,822	$–	$8,979,822
		$8,979,822	$–	$8,979,822

	Weighted	March 31, 2009
	Average	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount

Intangible assets subject to amortization:
EPA licenses	7 years	$887,055	$380,166	$506,889
Customer Relationships	5 years	3,293,020	54,884	3,238,136
		$4,180,075	$435,050	$3,745,025

Goodwill not subject to amortization:
Goodwill:
Goodwill		$8,855,747	$–	$8,855,747
		$8,855,747	$–	$8,855,747

The scheduled amortization to be recognized over the next five years is as follows:

June 30, 2010	$785,330
June 30, 2011	$785,330
June 30, 2012	$785,330
June 30, 2013	$753,601
June 30, 2014	$439,102

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following as of June 30, 2009 and March 31, 2009:

	June 30, 2009	March 31, 2009

Accrued marketing and advertising	$300,000	$300,000
Accrued reimbursement to product testing partner	978,151	978,151
Accrued interest	1,028,952	804,717
Accrued payroll, taxes and benefits	6,136,735	2,446,929
Other	323,330	235,229
	$8,767,168	$4,765,026

Note 7 – Notes and Contracts Payable

As of June 30, 2009 and March 31, 2009 notes and contracts payable consist of the following:

	June 30,	March 31,
	2009	2009

Revolving line of credit against factored Lumea receivables (2)	$2,789,548	$2,055,015
Bank loans, payable in installments	349,373	359,803
Mortgage loan payable, monthly payments of principal and interest at 3 month LIBOR plus 4.7% (1)	806,853	806,853
Payments due seller of XenTx Lubricants	254,240	254,240
Loan from Dyson	60,000	60,000
Notes payable	1,336,692	1,475,380
Loans from individuals, due within one year	538,751	461,000
Purchase note payable	1,575,139	1,569,139
Purchase note 1	5,425,815	5,667,626
Purchase note 2	2,781,243	2,888,796

Total	15,917,654	15,597,852
Less current portion	6,522,336	6,536,202

Long-term debt	$9,395,318	$9,061,650
____________
(1)	In conjunction with the acquisition of Dyson, the mortgage became payable as a result of the change of control of that company. The Company is in the process of refinancing the property.
(2)	The Company maintains a $7 million line of credit relating to its factored accounts receivable.

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

The amounts due sellers bear interest at a rate of 8.0% and are due October 31, 2009.

Certain notes are in default and have been included as current at June 30, 2009.

Substantially all of the staffing receivables are pledged as collateral for the revolving line of credit.  At June 30 and March 31, 2009, the Company had pledged receivables of $3,085,510 and $2,532,926, respectively.

The balance of the notes payable consist of commercial loans of a vehicles and equipment in the normal course of business.

The Loans from individuals includes three loans which are all due within one year and bear interest from 9% to 12%.

Notes payable include amounts due after one year consists of the loan from Purchase Note Payable, Purchase Notes 1 and 2, all of which are secured by all of the business assets of Lumea.  Maturities for the remainder of the loans are as follows:

2011	$1,272,079
2012	$1,319,815
2013	$1,369,483
2014	$4,153,035
Thereafter	$1,280,906

Note 8 – Fair Value Measurements

The Company adopted SFAS No. 157 as of April 1, 2009. SFAS No. 157 applies to certain assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements.  SFAS No. 157 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS No. 157 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1:  Quoted market prices in active markets for identical assets or liabilities.

Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:  Unobservable inputs that are not corroborated by market data.

The Company records liabilities related to its warrants (See Note 11 – Derivative Financial Instruments) and the beneficial conversion feature of its convertible debentures (See Note 9 – Convertible Debt) at their fair market values as provided by SFAS No. 157.

 The following table provides fair market measurements of the warrant and beneficial conversion feature liabilities as of June 30, 2009:

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)

Warrant liabilities	$1,631,952
Beneficial conversion feature liabilities	2,200,000
$3,831,952

The change in fair market value of the warrant and beneficial conversion feature liabilities is included in interest expense in the Consolidated Statements of Operations.

The following table provides a reconciliation of the beginning and ending balances of the warrant and beneficial conversion feature liabilities as of June 30, 2009:

	Warrant liability	Beneficial conversion feature liability	Total

Beginning balance April 1, 2009	$643,750	$2,527,050	$3,170,800
Change in fair market value of beneficial conversion liabilities due to partial maturity of note and conversion feature	–	327,050	327,050
Change in fair market value of warrant and beneficial conversion liabilities	988,202	–	988,202
Ending balance June 30, 2009	$1,631,952	$2,200,000	$3,831,952

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other short-term liabilities, and capital lease obligations.

Note 9 – Convertible Debt

The Company entered into a Convertible Loan Agreement which also entitled the lenders to warrants and to convert the loans, at their option, to common stock of the Company. The debt is convertible at a rate of 50% of the then current market price at the time of conversion. At June 30, 2009, the value of the 6% Convertible Notes, with interest quarterly, was as follows:

Maturity	Face Amount	Conversion Derivative	Balance

April 28, 2009 (Matured)	$327,050	$–	$327,050
August 17, 2009	700,000	700,000	1,400,000
October 28, 2009	300,000	300,000	600,000
November 10, 2009	1,200,000	1,200,000	2,400,000
Total	$2,527,050	$2,200,000	$4,727,050

Interest expense for the quarter ended June 30, 2009 and 2008 was $34,505 and $38,470, respectively.

Note 10 – Income Taxes

Provision/benefit for income taxes for the periods ended June 30, 2009 and 2008 consisted of the follows:

	For the three months ended June 30,
	2009	2008

Federal income taxes/(benefit)	$819,152	$91,956
State income taxes	180,452	20,257
Total	(999,604)	112,213
Valuation allowance	999,604	(112,213)
Net tax provision/benefit	$–	$–

Through June 30, 3009, we recorded a valuation allowance of $6,870,820 against deferred income tax assets primarily associated with tax loss carry forwards. Our significant operating losses experienced in prior years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.  For the quarter ended June 30, 2009 and 2008 we recognized $999,604 and $112,213 respective of the valuation allowance to offset the provision for income taxes for this period.

We have net operating loss carry forwards of approximately $16,431,432. Our net operating loss carry forwards will expire between 2025 and 2030.

Future realization of the net operating losses is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 34% Federal income tax rate. The Federal net operating losses expire as follows:

Expiration	Amount

2025	$1,524,541
2026	5,132,298
2027	3,052,902
2028	2,251,029
2029	2,295,008
2030	2,175,654
Total	$16,431,432

Note 11 – Derivative Financial Instruments

In connection with various financings through November 10, 2006, the Company has issued warrants to purchase shares of common stock in conjunction with the convertible notes to purchase 12,000,000 shares of common stock at an exercise price of $2.50 per share. The Company also issued warrants to a broker in the transaction for the exercise of 70,000 shares of common stock at an exercise price of $2.50. These warrants expire if not exercised at various dates in 2013 through November 10, 2013. At June 30, 2009, all of the 12,000,000 warrants have been issued entitling the lender to one share for each warrant at an exercise price of $2.50 per share.

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

In additional, in conjunction with financings, purchases and consulting transactions between April 1, 2007 and March 31, 2009 the Company issued additional warrants, net of expirations, to purchase 8,725,000 shares of the Company’s common stock at exercise prices between $0.04 and $2.50 per share.  At June 30, 2009, 2,350,000 warrants were not exercisable and become exercisable at a rate 150,000 shares per quarter. No warrants have been exercised.

At June 30, 2009 there were 20,725,000 shares subject to warrants at a weighted average exercise price of $1.69.

	Number of Shares	Weighted Average
	Subject to Outstanding	Remaining
Exercise	Warrants	Contractual Life
Price	and Exercisable	(years)

$0.04	150,000	7.67

$0.75	5,775,000	3.00

$2.50	12,450,000	4.01

	18,375,000
Not exercisable	2,350,000
	20,725,000

In addition to the spot price of the stock and remaining term of the warrant, other factors used in the binomial model included in the analysis at June 30, 2009 were the volatility of 230.5%, risk free rate of between 0.56% and 3.19% and a dividend rate of $0 per period.

Note 12 – Commitments and contingencies

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.

Lease Commitments

The Company has lease agreements for office space in Scottsdale, Arizona and for 26 offices throughout the United States. The remaining lease commitment for the two Scottsdale office are 3 and 5 years and the other offices is year to year or month-to-month. The following table sets forth the aggregate minimum future annual lease commitments at June 30, 2009 under all non-cancelable leases for fiscal years ending March 31:

2010	$374,923
2011	292,276
2012	225,921
2013	110,350
2014	63,064
Thereafter	110,052
$1,176,586

Lease expense for the quarters ended June 30, and 2008 were $146,614 and $19,856, respectively.  The total of all scheduled lease payments, assuming all locations are continued at the same rates, is $623,315 per year.

Note 13 – Company Stock

Preferred Stock

At June 30, 2009, the Company had 1,000,000 shares of $0.001 par value authorized and no outstanding or issued shares.

Common Stock

At June 30, 2009, the Company had 250,000,000 shares authorized of $0.001 par value common stock, of which issued and outstanding shares were 124,406,944.

During the first quarter ended June 30, 2009, the Company issued 4,380,000 par value $0.001 common shares of stock for net proceeds of $120,000.  Also during the period, the Company issued an aggregate of 2,586,180 common shares for services to consultants recognizing an aggregate addition to stockholders’ equity of $167,200 based on the market price of the stock at the date of the agreements.  The services will be recognized over the next one year and the related expense is being recognized over the service period.

Warrants

No warrants have been exercised.

At June 30, 2009 the status of the outstanding warrants is as follows:

Issue Date	Shares Exercisable	Weighted Average Exercise Price	Expiration Date

September 27, 2005	450,000	$2.50	September 26, 2010
April 29, 2006	1,866,667	$2.50	April 28, 2013
June 28, 2006	5,000,000	$2.50	August 10, 2013
August 17, 2006	1,633,333	$2.50	August 17, 2013
October 28, 2006	700,000	$2.50	October 28, 2013
November 10, 2006	2,800,000	$2.50	November 10, 2013
May 21, 2007	500,000	$.75	May 20, 2009
July 1, 2007	5,775,000	$.75	June 30, 2012
Cashless April 20-November 10, 2006	700,000	$2.50	April 29 - November 10, 2015
Cashless March 26, 2007	1,400,000	$.75	March 26, 2010
Cashless July 1, 2007	519,750	$.75	June 30, 2012
March 1, 2009	2,500,000 (1)	$.04	March 1, 2017
____________
(1)	Options are vested at 150,000 shares at the end of each fiscal quarter starting June 30, 2009.

The warrants have no intrinsic value at June 30, 2009 or 2008, except at June 30, 2008 the 150,000 warrants issued on March 1, 2009 became exercisable with an intrinsic value of $14,987 for the warrants exercisable and $254,791 for all of the warrants issued on that date.

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

The following table sets forth the status of the Company’s non-vested stock options as of June 30, 2009:

	Number of Options	Weighted-Average Grant-Date Fair Value

Non-vested as of March 31, 2008	5,415,000	$.11
Granted
Forfeited	(450,000)	–
Vested	(3,310,000)	–

Non-vested as of March 31, 2009	1,655,000	$.11
Granted	–	–
Forfeited	–	–
Vested	–	–

Non-vested as of June 30, 2009	1,655,000	$.11

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

Unrecognized stock-based compensation expense related to the unvested options at the issue date was approximately $525,165 which is being recognized over the vesting periods of 18 months. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.  During the quarters ended June 30, 2009 and 2008 the Company recognized expense of $100,649 and $85,383, respectively. During the next fiscal quarter the Company will recognize the remaining unamortized cost of $100,649 related to the remaining unvested options. These options have an intrinsic value at June 30, 2009 of $367,067.

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

Note 14 – Earnings (Loss) Per Share

Basic income (loss) per common share is computed by dividing the results of operations by the weighted average number of shares outstanding during the period. For purposes of the determining the number of shares outstanding the shares received by the acquirer in the reverse acquisition are treated as outstanding for all periods prior to the transaction.

Diluted income (loss) earnings per common share adjusts basic income (loss) per common share for the effects of convertible securities, stock options, warrants and other potentially dilutive financial instruments only in periods in which such effect is dilutive. No instruments were dilutive at June 30, 2009 or 2008.

Note 15 – Subsequent Events

On August 1, 2009, the Company received notice of default from Shelter Island Opportunity Fund, LLC that due to the failure to make timely payments under the note that it was accelerating the note and making demand for payment and has filed such documents with the New York Supreme Court seeking judgment. The Company is preparing a response to the litigation and is in discussion with the lender in attempts to resolve the past due amounts.

Management performed an evaluation of Company activity through August 14, 2009, the date the unaudited condensed consolidated financial statements were issued.  The Company concluded that there are no other significant subsequent events requiring disclosure.

Note 16 – Segment Reporting

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

The Company analyzes the result of the operations of the individual entities and the segments. Green Planet does not allocate income taxes and unusual items to the segments. The segment information for the three months ended June 30, 2009 is presented below.

	Additives &		Corporate
	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$584,233	$16,113,671	$–	$16,697,904
Depreciation and amortization	67,050	172,677	–	239,717
Interest expense	174,735	434,091	818,408	1,427,234
Loss before income taxes	(353,260)	(1,638,513)	(1,691,991)	(3,683,764)
Net loss	(353,260)	(1,638,513)	(1,691,991)	(3,683,764)

Balance sheet information:
Total assets	4,374,163	16,005,917	3,131,076	23,511,156

Note 17 – Restatement of Prior Financial Statements

On July 31, 2009, the board of directors (the “Board”) of Green Planet Group, Inc. (the “Company”) concluded that the Company’s previously filed consolidated financial statements for the fiscal year ends March 31, 2007, 2008 and 2009 on Form 10-K and the quarterly statements from September 30, 2006 (the first required filing date) through December 31, 2008 on Form 10-Q should no longer be relied upon.  The Board with the recommendation of management came to this conclusion based on comments received the Accounting Staff of the Division of Corporate Finance of the Securities and Exchange Commission (the “SEC”) in its review of the Company’s financial statements for the year ended March 31, 2008 and interim filings through December 31, 2008.  After discussion, review and analysis of our accounting and disclosures, the Company identified the following issues:

1)
The Company treated the convertible debt and related warrants under EITF 00-27 under which such converted or exercised instruments are recognized as equity and under the EITF 00-19, and owing to the unlimited nature of the potential issuances, the instruments are to be treated as liabilities or assets and revalued each reporting period.

2)
Under Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and Emerging Issues Task Force Staff Position EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own,” which state in part that convertible instruments should be valued at their fair value at date of issuance and derivatives, such as warrants, should be valued at their fair value at issuance and each subsequent reporting date.

3)
Accordingly, the Company will restate the financial statements referred to above. In summary, in conjunction with the aggregate face amount of the convertible loans of $3,000,000 with net proceeds of $2,512,500, the Company estimates that at the closing of the various convertible loans in the year ended March 31, 2007 the Company will book an additional $3,000,000 of loan balance representing the 50% conversion feature of the instruments to common stock of the Company and a derivative liability of $39,207,874 for the then fair value of the warrants issued and outstanding. At the end of the reporting period credits of $13,960,334 to adjust for the “default warrants” issued and valued under EITF 00-27 in error and a valuation allowance of $38,685,527 to adjust to the yearend valuation resulting in a net decrease of $10,437,986 in the net loss for March 31, 2007.  At March 31, 2008, the year end valuation resulted in additional interest expense of $1,272,447 and a increase in the net loss for the period of a like amount and at March 31, 2009 the Company has a reduction of interest expense by $1,151,045 and a decrease in the net loss for the period of the same amount. For the three months ended June 30, 2008 the Company is reporting as additional interest expense of $1,070,548 and a change in the net income for the period from $167,517 to a loss of $903,031. The results of these changes are reflected in the following balance sheets and statements of operations for the year ended March 31, 2009 and the three months ended June 30, 2008:

Consolidated Balance Sheets
	March 31, 2009
	As Originally			After
ASSETS	Reported	Adjustments		Restatement

Current Assets:
Cash	$470,288	$–		$470,288
Accounts receivable	4,349,866	–		4,349,866
Inventory	369,403	–		369,403
Prepaid expenses	1,495,461	158,970	A	1,654,431
Total Current Assets	6,685,018	158,970		6,843,988
Plant and equipment, net of accumulated depreciation	1,900,834	–		1,900,834
Other Assets:
Other assets	189,164	106,208	A	295,372
Intangible assets	3,745,025	–		3,745,025
Goodwill	8,979,822	–		8,979,822
Total Other Assets	12,914,011	106,208		13,020,219
Total Assets	$21,499,863	$265,178		$21,765,041

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities:
Accounts payable	$1,210,127	$–		$1,210,127
Accounts payable - affiliates	165,565	–		165,565
Accrued liabilities	4,765,026	–		4,765,026
Cashless warrant liability	57,876	–		57,876
Notes payable and amounts due within one year	6,429,994	106,208	A	6,536,202
Derivative liability		643,750	B	643,750
Convertible notes payable	2,474,287	2,579,813	C	5,054,100
Total Current Liabilities	15,102,875	3,329,771		18,432,646

Notes payable due after one year	8,955,442	106,208	A	9,061,650
Total Liabilities	24,058,317	3,435,979		27,494,296
Stockholders' Equity
Preferred Stock, $0.001 par value, 1,000,000 Authorized; no shares issued and outstanding	–	–		–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 117,440,103 at March 31, 2009	117,441	–		117,441
Additional paid-in capital	28,201,532	(13,487,384)	D	14,714,148
Accumulated deficit	(30,877,427)	10,316,583	E	(20,560,844)
Total Stockholders' Equity/Deficit	(2,558,454)	(3,170,801)		(5,729,255)
Total Liabilities and Stockholders' Equity	$21,499,863	$265,178		$21,765,041
(Continued)

Consolidated Statements of Operations
	For the Year Ended March 31, 2009
	As Originally			After
	Reported	Adjustments		Restatement
Revenue:
Sales, net of returns and allowances	$9,170,794	$–		$9,170,794
Cost of sales	7,030,015	–		7,030,015

Gross Profit	2,140,779	–		2,140,779

Operating Expenses:
Selling, general and administrative	3,798,290	–		3,798,290
Depreciation and amortization	308,833	–		308,833
Allowance for bad debts	970,542	–		970,542
Total Operating Expenses	5,077,665	–		5,077,665
Loss From Operations	(2,936,886)	–		(2,936,886)

Other Income and (Expense):
Other income	416	–		416
Interest expense	(886,945)	1,151,045	B	264,100
Loss before provision for income taxes	(3,823,415)	1,151,045		(2,672,370)

Provision for/(Benefit of) income taxes	–	–		–

Net Loss	$(3,823,415)	$1,151,045		$(2,672,370)

Loss per share:
Basic and diluted earnings per share	$(0.05)	$0.01		$(0.04)
Weighted average shares outstanding	73,612,313	73,612,313		73,612,313
(Continued)

Consolidated Balance Sheets
	June 30, 2008
	As originally			After
ASSETS	Reported	Adjustments		Restatement
	(Unaudited)	(Unaudited)		(Unaudited)
Current Assets:
Cash	$25,082	$–		$25,082
Accounts receivable	2,007,651	–		2,007,651
Notes receivable	112,500	–		112,500
Inventory	592,732	–		592,732
Prepaid expenses	563,944	207,372	A	771,316
Total Current Assets	3,301,909	207,372		3,509,281
Plant and equipment, net of accumulated depreciation	1,763,029	–		1,763,029
Other Assets:
Other assets	324,768	224,996	A	549,764
Intangible assets	601,931	–		601,931
Total Other Assets	926,699	224,996		1,151,695
Total Assets	$5,991,637	$432,368		$6,424,004

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities:
Accounts payable	$670,094	$–		$670,094
Accrued liabilities	1,482,047	–		1,482,047
Cashless warrant liability	295,194	–		295,194
Notes payable and amounts due within one year	1,774,930	155,967	A	1,930,897
Derivative liability	315,514	2,549,829	B	2,865,343
Total Current Liabilities	4,537,779	2,549,829		7,243,574

Notes payable due after one year	929,446	143,344	A	1,072,790
Convertible notes payable	2,078,481	2,975,619	C	5,054,100
Total Liabilities	7,545,706	5,668,792		13,370,464
Stockholders' Equity
Preferred Stock, $0.001 par value, 1,000,000 Authorized; no shares issued and outstanding	–	–		–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 64,791,103 at June 30, 2008	64,791	–		64,791
Additional paid-in capital	25,267,635	(13,487,384)	D	11,780,251
Accumulated deficit	(26,886,495)	8,094,993	E	(18,791,502)
Total Stockholders' Equity/Deficit	(1,554,069)	(5,392,391)		(6,946,460)
Total Liabilities and Stockholders' Equity	$5,991,637	$276,401		$6,424,004
(Continued)

Consolidated Statements of Operations
	For the Three Months Ended June 30, 2008
	As originally			After
	Reported	Adjustments		Restatement
	(Unaudited)	(Unaudited)		(Unaudited)
Revenue:
Sales, net of returns and allowances	$1,836,421	$–		$1,836,421
Cost of sales	726,776	–		726,776

Gross Profit	1,109,645	–		1,109,645

Operating Expenses:
Selling, general and administrative	681,703	–		681,703
Depreciation and amortization	61,966	–		61,966
Total Operating Expenses	743,669	–		743,669
Loss From Operations	365,976	–		365,976

Other Income and (Expense):
Other income	375	–		375
Interest expense	(198,834)	(1,070,548)	B	(1,269,382)
Income/(Loss) before provision for income taxes	167,517	(1,070,548)		(903,031)

Provision for/(Benefit of) income taxes	–	–		–

Net Income/(Loss)	$167,517	$(1,070,548)		$(903,031)

Earning per share:
Basic and diluted earnings per share	$0.00	$(0.01)		$(0.01)
Weighted average shares outstanding	61,913,414	61,913,414		61,913,414
____________
A – Adjustment to reclassify unamortized loan fees and costs to prepaids and other assets
B – Adjustment to reflect change in derivative value for the period
C – Cumulative effect to reflect loan conversion feature net of conversions in prior periods
D – Cumulative effect of error in reporting cure cost of default and effect of conversions
E – Cumulative effect of prior period adjustments and current period adjustment to accumulated deficit

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding the plans of Green Planet Group, Inc. (“Green Planet, “GPG,” “we,” “our,” or “the Company”) to develop, test and deliver new products; market risks, opportunities and acceptance; industry growth; anticipated capital expenditures; the impact of option expensing; our ability to finance operations, refinance current maturities of long-term obligations; and our ability to meet our cash requirements while maintaining proper liquidity. These statements involve risks and uncertainties and are based on management’s current expectations and estimates; actual results may differ materially. Those risks and uncertainties that could impact these statements include the risks relating to implementation and success of our advertising and marketing plans and sensitivity to general economic conditions, including the current economic environment, consumer spending patterns; our ability to complete long-term financing, our leverage and debt risks; the effect of competition on GPG and our clients; management’s allocation of capital and the timing of capital purchases; and internal factors such as the ability to increase efficiencies, control expenses and successfully execute growth strategies. The effect of market risks could be impacted by future borrowing levels and economic factors such as interest rates. The expected impact of option/warrant expensing is based on certain assumptions regarding the number and fair value of options granted, resulting tax benefits and shares outstanding. The actual ultimate impact of option/warrant expensing could vary significantly to the extent actual results vary significantly from current assumptions and market conditions.

 Such forward-looking statements encompass our beliefs, expectations, hopes or intentions regarding future events. Words such as “expects,” “believes,” “anticipates,” “should,” and “likely” also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations---Risks Related to Existing and Proposed Operations.” All subsequent written and oral forward-looking statements attributable to GPG or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report. For a more detailed discussion of these and other factors that could cause actual results to differ from those contained in the forward-looking statements, see the company’s annual report on Form 10-K filed with the Securities and Exchange Commission which includes our financial statements for the year ended March 31, 2009. As previously reported, the Company will be restating its financial statements on Form 10-K for the year ended March 31, 2009 and prior years as soon as practicable.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Green Planet Group, Inc., our operations and our business environment. MD&A is provided as a supplement to (and should be read in conjunction with) our Financial Statements and accompanying notes

RESULTS OF OPERATIONS

 The following table sets forth our results of operations for the three months ended June 30, 2009 and 2008 as a percentage of net sales:

	2009	2008

NET SALES	100.0%	100.0%

COST OF SALES	88.2%	39.6%

GROSS PROFIT	11.8%	60.4%

OPERATING EXPENSES
Selling, general and administrative	21.4%	37.1%
Depreciation and amortization	1.4%	3.4%
Allowance for bad debts	2.5%	0.0%

TOTAL OPERATING EXPENSES	25.4%	40.5%

INCOME/(LOSS) FROM OPERATIONS	(13.5)%	19.9%

Other income (expense)	0.0%	0.0%
Interest expense	(8.5)%	(69.1)%

LOSS BEFORE INCOME TAXES	(22.1)%	(49.2)%
Income tax benefit	0.0%	0.0%

NET LOSS	(22.1)%	(49.2)%

Three months ended June 30, 2009 as compared to three months ended June 30, 2008

Net Sales: Net Sales increased from $1,836,421 in 2008 to $16,697,904 in 2009 or an increase of $14,861,483. This represents an increase of 809% over the same period a year earlier. This increase was due to the addition of the staffing business segment that added $16,113,671 and a decrease in the chemical additive volume of $1,252,188 primarily as a result of not having the foreign sales of $1,526,907 reported in the prior period.

Gross Margin: Gross Margin decreased to 11.8% from 60.4% or a decrease of 80.4%. This was due to the lower gross margins from the staffing segment and increased petroleum based product costs used by our product mix.

Selling, General and Administrative Expenses: The Company increased its SG &A from $681,703 to $3,580,636 or an increase of $2,898,933, reflecting a decrease in the percentage of SG&A relative to sales 15.7%. This was due to the increase in operating costs of the staffing segment that was not present in the prior period and increased consulting costs and sales and promotional expenses.

Depreciation and Amortization: The increase in the depreciation and amortization was due to the addition of the staffing segment which accounted for all of the increase.

Allowance for Bad Debts:  The allowance for bad debts was attributable to the staffing segment and the filing of bankruptcy by two of its clients the collection of their outstanding amounts is uncertain.

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

 FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

We have experienced net losses for the three months ended June 30, 2009 and 2008 and positive cash flow from operations of $931,768 for the period ended June 30, 2009 and negative cash flows from operations of $965,251 for the period ended June 30, 3008. The aggregate net losses for the last two fiscal years aggregated $2,672,370 (restated) and $3,722,531 (restated), respectively. For the three months ended June 30, 2009 the net loss was $3,683,764 with aggregate contributing non-cash factors of depreciation, amortization, bad debts, share based payments and derivation valuation factors of $1,691,137 for the quarter compared to the prior year quarter of $1,384,733. We have funded our operations to date by borrowings from third parties and investors, a substantial portion of which are convertible into our common stock. In the June 30, 2009 we sold stock for an aggregate of $120,000 and issued $167,200 of common stock to services. The inability of the Company to raise capital through the private sale of common stock or through the issuance of debt instruments at acceptable prices and in a timely manner will have a negative impact on the results of operations and viability of the Company.

At June 30, 2009, the Company does not have any significant commitments for capital expenditures.  The Company is discussing with potential customers the manufacturing and delivery logistics and depending on the results of such negotiations, the Company may be required to expand its manufacturing capabilities.  We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease arrangements for our corporate facilities and short-term purchase order commitments to our suppliers.

At June 30, 2009, the Company aggregate of accounts payable, accrued liabilities and notes due within one year has increased by $16,935,254 from $4,083,038.  These obligations together with operation costs will have to be funded from operations and additional funding from debt and equity offerings.

The Company’s cost of raw materials is highly dependent on the cost of petroleum products and synthetic materials and the staffing segment is dependent on the cost of labor in various geographic areas within the United States.  To the extent that such prices fluctuate significantly the Company may be unable to adjust sales prices to reflect cost increased and secondarily price increases may negatively influence sales.

OFF BALANCE SHEET ARRANGEMENTS

Not applicable.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation – The consolidated financial statements include the accounts of Green Planet Group, Inc. and its consolidated subsidiaries and wholly-owned limited liability company. All significant intercompany transactions and profits have been eliminated.

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

Allowance for Doubtful Accounts – The Company provides an allowance for doubtful accounts when management estimates collectibility to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $1,220,916 and $806,846 at June 30, 2009 and March 31, 2009, respectively.

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

Provisions for sales discounts and rebates to customers are recorded, based upon the terms of sales contracts, in the same period the related sales are recorded, as a deduction to the sale. Sales discounts and rebates are offered to certain customers to promote customer loyalty and encourage greater product sales.  As a general rule, the Company does not charge interest on its accounts receivables.

Income Taxes – We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of June 30, 2009 and 2008.

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

Recent Accounting Pronouncements

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), as amended in February 2008 by FSP FAS 157-2, Effective Date of FASB Statement No. 157. The provisions of SFAS 157 were effective for the Company as of April 1, 2008. However, FSP FAS 157-2 deferred the effective date for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value on an annual or more frequent basis, until April 1, 2009. SFAS 157 defines fair value, creates a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The adoption did not have a material impact on the Company’s consolidated financial statements for the current period.

Fair Value of a Financial Asset When the Market is Not Active

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (FSP FAS 157-3), which clarifies the application of SFAS 157 in a market that is not active. Additional guidance is provided regarding how the reporting entity’s own assumptions should be considered when relevant observable inputs do not exist, how available observable inputs in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of inputs available to measure fair value. FSP FAS 157-3 became effective immediately upon issuance. Its adoption did not have a material impact on the Company’s consolidated financial statements in 2009.

Fair Value When the Volume and Level of Activity Significantly Decreased

In April 2009 the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4), which clarifies the application of SFAS 157 when there is no active market or where the price inputs being used represent distressed sales. Additional guidance is provided regarding estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The Company adopted FSP FAS 157-4 as of June 30, 2009, which was the required effective date. Its adoption did not have a material impact on the Company’s consolidated financial statements at June 30, 2009.

Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock

In June 2008, the FASB ratified EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock   (EITF 07-5). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of this pronouncement effective January 1, 2009, required the Company to perform additional analyses on both its freestanding equity derivatives and embedded equity derivative features. The adoption of EITF 07-05 did not have a material effect on the Company’s consolidated financial statements at June 30, 2009.

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

Non-controlling Interests

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier application is prohibited. SFAS 160 is not applicable as the Company does not have any non--controlling interests.

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

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”) . This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 on April 1, 2009, the beginning of the Company’s first fiscal 2010 quarter.

GAAP Hierarchy

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." Green Planet does not expect the adoption of SFAS No. 162 to have a material effect on its results of operations and financial position.

Convertible Debt

In May 2008, the FASB issued Financial Statement Position (FSP) Accounting Principles Board (APB) 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and has been adopted by the Company in the first quarter of fiscal 2010.

Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the Company’s financial statements.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments . The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have an impact on the Company’s financial statements.

Contingencies in Business Combinations

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies . This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

Other Than Temporary Impairments

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. FSP No. FAS 115-2 and FAS 124-2 improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The adoption of this FSP did not have an impact on the Company’s financial statements.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.

Transfers of Financial Assets

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” which is an amendment of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This statement will improve the relevance, representation faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. It will also take into account the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement. SFAS No. 166 is effective for annual periods beginning after November 15, 2009.  This statement is effective for the Company beginning January 1, 2010 and has had no material impact on the financial statements.

Amendments to FASB interpretation No. 46(R)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R),” establishes how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. This statement improves financial reporting by enterprises involved with variable interest entities, which addresses the effects on certain provisions of FASB interpretation No. 46, “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB No. 166, “Accounting for Transfers of Financial Assets,” and constituent concerns about the application of certain key provisions of Interpretation 46(R). SFAS No. 167 is effective after November 15, 2009. This statement is effective for the Company beginning January 1, 2010 and is expected to have no material impact on the financial statements.

Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” Replaces SFAS No. 162, establishes the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date for financial statements issued for interim and annual periods ending after September 15, 2009, the Codification will supersede all then–existing non-SEC accounting and reporting standards. The Company has determined that the adoption of SFAS No. 168 will not have an impact on the financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.   Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

(b)  Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting for the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during second quarter, we implemented a new accounting system which allows us to develop better internal controls around issuing purchase orders, processing accounts payable, accounts receivable, inventory, manufacturing and reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

Except as described in Item 3 below, there were no material pending legal proceedings at June 30, 2009 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A.   Risk Factors

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the period from April 1, 2009 through June 30, 2009, the Registrant sold and issued an aggregate of 4,380,000 shares of common stock, with par value of $0.001, for an net purchase price of $120,000.  The sales were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, in as much as the securities were issued only to accredited investors without any form of general solicitation or general advertising.

Except as otherwise disclosed herein, there were no underwriting discounts or other commissions paid in conjunction with the sales.

Item 3.   Defaults Upon Senior Securities

On August 6, 2009, the Company received a lawsuit filed in the Supreme Court of the State of New York, County of New York, Index No. 602313/09 by Shelter Island Opportunity Fund, LLP claiming default for non-payment under the Note and payment of $1,746,961 principal and interest or assignment of collateral pledged under the various loan documents.  The Company will respond to this litigation through its legal counsel while attempting to resolve this matter with the lender.  If unsuccessful, the result could be the foreclosure on the Company's operating facility in Durant, Oklahoma.

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

GREEN PLANET GROUP, INC. (Registrant)

Date: August 19, 2009	/s/ Edmond L. Lonergan
Edmond L. Lonergan President and Chief Executive Officer

Date: August 19, 2009	/s/ James C. Marshall
James C. Marshall Chief Financial Officer