Form 10-Q
period 2009-09-30
GREEN PLANET GROUP, INC.
filed 2009-11-23
CIK 1372533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, November 13, 2009:  $0.001 par value common stock 135,598,942 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Green Planet Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	March 31,
	2009	2009
	(Unaudited)	(Restated)

ASSETS
Current Assets:
Cash	$1,184,843	$470,288
Accounts receivable	5,363,933	4,349,866
Inventory	388,564	369,403
Prepaid expenses	1,425,437	1,654,431
Total Current Assets	8,362,777	6,843,988
Equipment and computers, net of accumulated depreciation	1,815,544	1,900,834
Other Assets:
Other assets	306,495	295,372
Intangible assets	3,352,361	3,745,025
Goodwill	8,979,822	8,979,822
Total Other Assets	12,638,678	13,020,219
Total Assets	$22,816,999	$21,765,041

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable	$1,434,918	$1,210,127
Accounts payable - Affiliates	54,988	165,565
Accrued liabilities	3,858,703	2,318,097
Accrued payroll, taxes and benefits	7,350,736	2,446,929
Cashless warrant liability	47,578	57,876
Notes payable and amounts due within one year	6,915,549	6,536,202
Convertible loans payable	4,027,050	5,054,100
Derivative warrant liability	763,876	643,750
Total Current Liabilities	24,453,398	18,432,646

Notes payable due after one year	7,840,204	9,061,650
Total Liabilities	32,293,602	27,494,296

Stockholders’ Equity/(Deficit)
Preferred Stock, $0.001 par value, 1,000,000 authorized; no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 131,487,944 and 117,440,764 at September 30, 2009 and March 31, 2009, respectively	131,488	117,441
Additional paid-in capital	15,628,128	14,714,148
Accumulated deficit	(25,236,219)	(20,560,844)
Total Stockholders’ Equity/(Deficit)	(9,476,603)	(5,729,255)
Total Liabilities and Stockholders’ Equity/(Deficit)	$22,816,999	$21,765,041

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the three months ended		For the six months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited/Restated)	(Unaudited)	(Unaudited/Restated)
Revenue:
Sales, net of returns and allowances	$16,406,810	$529,650	$33,104,714	$2,366,071
Cost of sales	14,280,181	324,483	29,001,700	1,051,259
Gross Profit	2,126,629	205,167	4,103,014	1,314,812

Operating Expenses:
Selling, general and administrative	3,900,241	1,250,717	7,480,876	1,932,420
Depreciation and amortization	239,455	61,967	479,173	123,933
Allowance for bad debts	56,500	–	470,570	–
Research and development	13,094	250	13,094	250
Total Operating Expenses	4,209,290	1,312,934	8,443,713	2,056,603

Loss From Operations	(2,082,661)	(1,107,767)	(4,340,699)	(741,791)

Other Income and (Expense):
Other income	(17)	41	1,492	416
Interest expense	1,091,066	1,884,511	(336,168)	615,128

Income/(Loss) before provision for income taxes	(991,612)	776,785	(4,675,375)	(126,247)
Provision for/(Benefit of) income taxes	–	–	–	–

Net Income/(Loss)	$(991,612)	$776,785	$(4,675,375)	$(126,247)

Earning/(Loss) per share:
Basic earnings per share	$(0.01)	$0.01	$(0.04)	$(0.00)
Weighted average shares outstanding	128,046,715	66,066,375	124,867,997	63,962,835

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity/(Deficit)
(Unaudited)

			Additional
			Paid-in	Accumulated
	Shares	Common Stock	Capital	Deficit	Total

Balance March 31, 2008	54,885,103	$54,885	$9,779,844	$(17,888,470)	$(8,053,741)

Shares issued for cash	6,431,000	6,431	1,090,499		1,096,930
Shares issued services for consultants and others	5,300,000	5,300	1,067,700		1,073,000
Stock option valuation			170,370		170,370
Net loss for the six months ended September 30, 2008				(126,247)	(126,247)

Balance September 30, 2008	66,616,103	$66,616	$12,108,413	$(18,014,717)	$(5,839,688)

Balance March 31, 2009	117,440,764	$117,441	$14,714,148	$(20,560,844)	$(5,729,255)

Shares issued for cash	4,380,000	4,380	115,620		120,000
Shares issued for acquisition and payables	2,846,234	2,846	148,262		151,108
Shares issued for services of consultants and others	6,656,182	6,656	415,294		421,950
Shares issued for interest expense	164,764	165	15,835		16,000
Stock option expense			218,969		218,969
Net loss for the six months ended September 30, 2009				(4,675,375)	(4,675,375)

Balance September 30, 2009	131,487,944	$131,488	$15,628,128	$(25,236,219)	$(9,476,603)

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the six months ended September 30,
	2009	2008
	(Unaudited)	(Unaudited/Restated)
Cash Flows from Operating Activities:
Net Loss	$(4,675,375)	$(126,247)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	479,173	123,933
Bad debt provision	470,570	–
Amortization of debt discount	99,175	206,916
Shares issued for services and interest	437,950	269,833
Stock option costs	218,969	170,370
Change in derivative valuation	(906,924)	(840,993)
Cashless warrant conversion	(10,298)	(166,351)
Changes in assets and liabilities, excluding
effects of acquisitions:
Receivables	(1,484,637)	(948,004)
Inventory	(19,161)	(59,957)
Prepaid expenses	129,819	18,518
Other assets	(11,123)	–
Accounts payable	194,792	135,471
Accounts payable - affiliates	(110,577)	–
Accrued liabilities	6,625,521	155,543
Cash provided (used) by operating activities	1,437,874	(1,060,968)
Investing Activities:
Proceeds from note receivable	–	85,000
Capital expenditures	(1,220)	(7,383)
Cash provided (used) by investing activities	(1,220)	77,617
Financing Activities:
Net borrowings of debt	–	157,000
Repayment of debt	(842,099)	(282,825)
Net proceeds from issuance of common shares	120,000	1,096,930
Net cash provided (used) by financing activities	(722,099)	971,105
Net increase (decrease) in cash	714,555	(12,246)
Cash at beginning of period	470,288	59,544
Cash at end of period	$1,184,843	$47,298

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$769,985	$231,719
Income taxes	$–	$–

Non Cash Activities:
Common stock issued for services, payables and interest	$(619,058)	$–
Common stock issued for services, payables and interest	9,667	–
Additional paid-in capital from conversion of note payable	609,391	–
	$–	$–

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended September 30, 2009 and 2008 (Unaudited)

Note 1 – The Company

The Company – Green Planet Group, Inc.  (which is referred to herein together with its subsidiaries as “Green Planet,” “GPG,” “the Company,” “we”, “us” or “our”), formerly EMTA Holdings, Inc. and before that Omni Alliance Group, Inc., was organized and incorporated in the state of Nevada. On March 31, 2006, we changed our name from Omni Alliance Group, Inc. to EMTA Holdings, Inc., and on May 22, 2009 we changed the name through merger with a wholly owned subsidiary to Green Planet Group, Inc. Our common stock now trades on the OTC-Bulletin Board market under the trading symbol “GNPG”.

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

In addition, the Company has $5,596,824 of outstanding payroll tax liabilities due the Internal Revenue Service and various states.  The Company anticipates negotiating a payment plan with these agencies, but there is no assurance that the Company will be successful.  In the event that the Company is unable to negotiate acceptable payment plans, the Company’s operations could be negatively impacted including ceasing operations in certain states and jurisdictions.

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

Note 2 – Significant Accounting Policies

Over the years, the Financial Accounting Standards Board (“FASB”) and other designated GAAP-setting bodies, have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, AICPA Statements of Position, etc. The FASB finalized the Codification for periods ending after September 15, 2009. Prior FASB standards are no longer being issued in the previous format and are included herein for the convenience of the reader. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the “Codification” or “ASC”.

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

Allowance for Doubtful Accounts – The Company provides an allowance for doubtful accounts when management estimates collectibility to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $1,267,123 and $806,846 at September 30, 2009 and March 31, 2009, respectively.

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

Impairment of Long-Lived Assets – In accordance with ASC 360-10 (formerly the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”) the Company reviews long-lived assets, including, but not limited to, property and equipment, patents and other assets, for impairment annually or whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the sum of the expected future cash flows of an asset is less than its carrying value, an impairment measurement is required. Impairment charges are recorded to the extent that an asset’s carrying value exceeds fair value. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges during the periods presented.

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

Income Taxes – We provide for income taxes in accordance with ASC 740-10 (formerly SFAS No. 109, “Accounting for Income Taxes.”) that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of September 30, 2009 and 2008.

Stock-Based Compensation

We account for stock-based awards to employees and non-employees using the accounting provisions of ASC 718-10 (formerly the Statement of Financial Accounting Standards (“SFAS”) No. 123 — Accounting for Stock-Based Compensation and SFAS No. 123(R which revised SFAS No. 123) which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Shares of common issued in connection with acquisitions are also recorded at their estimated fair values based on the Hull-White “enhanced US ASC 718-10 standard. The standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The statement also requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.

Concentrations of Credit Risks – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition. At September 30, 2009 and 2008 the Company had a receivable from one foreign customer in the amount of $1,363,756 and $1,391,171 and at September 30, 2009 the Company had a reserve for bad debts of $681,000 against this account.  The balance of the accounts receivable are primarily from clients, retailers and distributors located in the United States. For the six months ended September 30, 2009 three clients accounted for 12.0%, 13.6% and 13.7% of gross sales for the period.

Recent Accounting Pronouncements

Fair Value Measurement and Fair Value of a Financial Asset When the Market is Not Active

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements (“SFAS 157”), as amended by FSP FAS 157-2, Effective Date of FASB Statement No. 157, and further amended by FSP FAS 157-3, Fair Value of a Financial Asset When the Market for that Asset is Not Active. Portions of the provisions of ASC 820-10 became effective for the Company as of April 1, 2008 while other provisions deferred the effective date for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value on an annual or more frequent basis, until April 1, 2009 and a further revision which clarifies the application in a market that is not active  became effective upon issuance. ASC 820-10 defines fair value, creates a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements and additional guidance is provided regarding how the reporting entity’s own assumptions should be considered when relevant observable inputs do not exist, how available observable inputs in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of inputs available to measure fair value. The adoption of these standards did not have a material impact on the Company’s consolidated financial statements for the current period.

Fair Value When the Volume and Level of Activity Significantly Decreased

ASC 820-10 was amended in April 2009 by what was formerly FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which clarifies the application of ASC 820-10 when there is no active market or where the price inputs being used represent distressed sales. Additional guidance is provided regarding estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The Company adopted the standard as of June 30, 2009, which was the required effective date. Its adoption did not have a material impact on the Company’s consolidated financial statements.

Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock (ASC 815-10)

In June 2008, the FASB amended ASC 815-10 by what was formerly EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.  ASC 815-10 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of this pronouncement effective April 1, 2009, required the Company to perform additional analyses on both its freestanding equity derivatives and embedded equity derivative features. The adoption of these amendments to ASC 815-10 did not have a material effect on the Company’s consolidated financial statements at September 30, 2009.

Fair Value Option

In February 2007, ASC 825-10 was amended by the FASB in what was formerly SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 which permits all entities to choose to measure eligible items at fair value on specified election dates. The associated unrealized gains and losses on the items for which the fair value option has been elected shall be reported in earnings. The ASC 825-10 became effective for the Company as of April 1, 2008; however, the Company has not elected to utilize the fair value option on any of its financial assets or liabilities under the scope of this ASC.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB further amended ASC 825-10 with the issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments . The amendments ASC 825-10 to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this amendment did not have an impact on the Company’s financial statements.

Business Combinations

In December 2007, the FASB amended ASC 805-10 by issuing SFAS No. 141(R), Business Combinations. The objective of this ASC is to improve the information provided in financial reports about a business combination and its effects. ASC 805-10 states that all business combinations (whether full, partial or step acquisitions) must apply the “acquisition method.” In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. As a result, it will require that certain forms of contingent consideration and certain acquired contingencies be recorded at fair value at the acquisition date. This ASC also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This amendment is effective for business combination transactions for which the acquisition date is on or after April 1, 2009, and earlier application is prohibited. The Company adopted this statement on April 1, 2009. The impact of the adoption of amendment on the Company’s financial statements will largely be dependent on the size and nature of the business combinations completed after the adoption of this ASC. While this amendment to ASC 805-10 generally applies only to transactions that close after its effective date, the amendment to ASC 740-10 are applied prospectively as of the adoption date and will apply to business combinations with acquisition dates before the effective date of this amendment.  Adoption of this amendment did not have a material effect on the results of operations or statement of position for the period ended September 30, 2009.

Contingencies in Business Combinations

In April 2009, the FASB further amended ASC 805-10 by the issuance of FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This amendment requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC 450-10 and ASC 450-20. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from ASC 805-10. The requirements of this amendment carry forward without significant revision the other guidance on contingencies of ASC 805-10, which was superseded by SFAS No. 141(R) (see previous paragraph). The amendment also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by ASC 450-10. This amendment was adopted effective April 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB amended ASC 815-10 by issuing SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This amendment changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815-10 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this amendment on April 1, 2009, the beginning of the Company’s first fiscal 2010 quarter and its adoption did not have a material effect on the results of operations or statement of position in the subsequent periods.

Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which replaces SFAS No. 162 and establishes the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date for financial statements issued for interim and annual periods ending after September 15, 2009, the Codification will supersede all then–existing non-SEC accounting and reporting standards and is codified as ASC 105-10. The Company has determined that the adoption of the Codification will not have a material impact on the financial statements.

Convertible Debt

In May 2008, ASC 470-20 was amended by the FASB issuance of  Financial Statement Position (FSP) Accounting Principles Board (APB) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This amendment requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. ASC 470-20 became effective for fiscal years beginning after December 15, 2008 on a retroactive basis and has been adopted by the Company in the first quarter of fiscal 2010.

Useful Life of Intangible Assets

In April 2008, the FASB amended ASC 350-30 by issuing FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. The amendment states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This ASC is to be applied to intangible assets acquired after January 1, 2009. The adoption of this ASC did not have an impact on the Company’s financial statements.

Other Than Temporary Impairments

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amending ASC 320-10 to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. ASC 320-10 improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The adoption of this amendment did not have an impact on the Company’s financial statements.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which amends ASC 855-10 and requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 as amended is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

Transfers of Financial Assets

 In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” which has not be codified yet and which is an amendment of ASC 860-10 (formerly SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This amendment will improve the relevance, representation faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. It will also take into account the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement. SFAS No. 166 is effective for annual periods beginning after November 15, 2009.  This statement is effective for the Company beginning April 1, 2010 and is not expected to have a material impact on the financial statements.

Amendments to FASB interpretation No. 46(R)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R),” which will amend ASC 810-10 and has not been codified yet. It establishes how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. This statement improves financial reporting by enterprises involved with variable interest entities, which addresses the effects on certain provisions of ASC 810-10 as a result of the elimination of the qualifying special-purpose entity concept in FASB No. 166, “Accounting for Transfers of Financial Assets,” which also has not be codified yet, and clarifies constituent concerns about the application of certain key provisions of ASC 810-10. SFAS No. 167 is effective after November 15, 2009. This statement is effective for the Company beginning January 1, 2010 and is expected to have no material impact on the financial statements.

Note 3 – Inventories

Inventory consists of finished goods and raw material as follows:

	September 30, 2009	March 31, 2009
	(Unaudited)

Finished goods	$327,378	$173,523
Raw material	61,186	195,880
	$388,564	$369,403

Note 4 – Property, Plant and Equipment

At September 30, 2009 and March 31, 2009 property, plant and equipment and computers consisted of the following:

	September 30, 2009	March 31, 2009
	(Unaudited)

Property and plant	$1,452,146	$1,453,650
Equipment and computers	840,910	839,690
Less accumulated depreciation	(477,512)	(392,506)
Net property, plant and equipment	$1,815,544	$1,900,834

During the six months ended September 30, 2009 and 2008 depreciation expense was $86,510 and $60,572, respectively.

Note 5 – Intangible Assets and Goodwill

Intangible assets consist of technology of production and license rights under the Environmental Protection Agency to market one of the products acquired in the acquisition of White Sands, L.L.C. on March 31, 2006. The Company is amortizing this asset over its estimated useful life of seven years on a straight line basis. For the six months ended September 30, 2009 and 2008 amortization was $63,361 in each period. The customer relationships are the value of the purchased business relationships acquired as part of the purchase by Lumea of the staffing business on March 1, 2009.  The amortization period of this intangible is 5 years. For the period ended September 30, 2009 the amortization expense was $329,302.

Intangible assets subject to amortization:

	Weighted	September 30, 2009 (Unaudited)
	Average	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount

Intangible assets subject to amortization:
EPA licenses	7 years	$887,055	$443,528	$443,527
Customer relationships	5 years	3,293,020	384,186	2,908,834
		$4,180,075	$827,714	$3,352,361

Goodwill not subject to amortization:
Goodwill:
Goodwill		$8,979,822	$–	$8,979,822
		$8,979,822	$–	$8,979,822

	Weighted	March 31, 2009
	Average	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount

Intangible assets subject to amortization:
EPA licenses	7 years	$887,055	$380,166	$506,889
Customer Relationships	5 years	3,293,020	54,884	3,238,136
		$4,180,075	$435,050	$3,745,025

Goodwill not subject to amortization:
Goodwill:
Goodwill		$8,979,822	$–	$8,979,822
		$8,979,822	$–	$8,979,822

The scheduled amortization to be recognized over the next five years is as follows:

September 30, 2010	$785,326
September 30, 2011	$785,326
September 30, 2012	$785,326
September 30, 2013	$721,965
September 30, 2014	$274,418

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following as of September 30, 2009 and March 31, 2009:

	September 30, 2009	March 31, 2009
	(Unaudited)

Accrued marketing and advertising	$300,000	$300,000
Accrued reimbursement to product testing partner	978,151	978,151
Accrued interest	1,851,018	804,717
Accrued workmen’s compensation	484,676	–
Other	244,858	235,229
	$3,858,703	$2,318,097

Note 7 – Accrued Payroll, Taxes and Benefits

Accrued payroll, taxes and benefits was $7,350,736 and $2,446,929 at September 30, 2009 and March 31, 2009, respectively.

Subsidiaries of the Company are delinquent in the payment of their payroll tax liabilities with the Internal Revenue Service and various states.  As of September 30, 2009, unpaid payroll taxes total $5,596,824.  The Company has estimated the related penalties and interest at approximately $646,639 through September 30, 2009, which are included in accrued liabilities at September 30, 2009.  The Company expects to pay these delinquent payroll tax liabilities in installments and as soon as possible subject to negotiations with the Internal Revenue Service.

Note 8 – Notes and Contracts Payable

As of September 30, 2009 and March 31, 2009 notes and contracts payable consist of the following:

	September 30,	March 31,
	2009	2009
	(Unaudited)

Revolving line of credit against factored Lumea receivables (2)	$2,095,914	$2,055,015
Bank loans, payable in installments	308,507	359,803
Mortgage loan payable, monthly payments of principal and interest at 3 month LIBOR plus 4.7% (1)	806,853	806,853
Payments due seller of XenTx Lubricants	254,240	254,240
Loan from Dyson	60,000	60,000
Notes payable	1,336,692	1,475,380
Loans from individuals, due within one year	277,407	255,000
Houtz Loan	212,000	306,000
Purchase note payable	1,575,139	1,569,139
Purchase note 1	5,151,609	5,667,626
Purchase note 2	2,677,392	2,888,796

Total	14,755,753	15,597,852
Less current portion	6,915,549	6,536,202

Long-term debt	$7,840,204	$9,061,650
____________
(1)	In conjunction with the acquisition of Dyson, the mortgage became payable as a result of the change of control of that company. The Company is in the process of refinancing the property.
(2)	The Company maintains a $5 million line of credit relating to its factored accounts receivable.

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

The amounts due sellers bear interest at a rate of 8.0% and are due March 31, 2010.

Substantially all of the staffing receivables are pledged as collateral for the revolving line of credit.  At September 30, 2009 and March 31, 2009, the Company had pledged receivables of $3,721,302 and $2,532,926, respectively.

The balance of the notes payable consist of commercial loans of a vehicles and equipment in the normal course of business.

The Loans from individuals includes three loans which are all due within one year and bear interest from 9% to 12%.

Notes payable include amounts due after one year consists of the loan from Purchase Notes 1 and 2, all of which are secured by all of the business assets of Lumea, Notes Payable which is secured by all of the business assets of XenTx and the unsecured Houtz Loan.  Maturities for the remainder of the loans are as follows:

2011	$2,111,985
2012	$1,150,198
2013	$1,155,930
2014	$3,422,091

Note 9 – Fair Value Measurements

The Company adopted the amendments to ASC 820-10 that apply to certain assets and liabilities that are being measured and reported on a fair value basis. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements.  This ASC enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. It also  requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1:  Quoted market prices in active markets for identical assets or liabilities.

Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:  Unobservable inputs that are not corroborated by market data.

The Company records liabilities related to its warrants (See Note 11 – Derivative Financial Instruments) and the beneficial conversion feature of its convertible debentures (See Note 9 – Convertible Debt) at their fair market values as provided by ASC 820-10.

The following table provides fair market measurements of the warrant and beneficial conversion feature liabilities as of September 30, 2009:

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
(Unaudited)

Warrant liabilities	$763,876
Beneficial conversion feature liabilities	1,500,000
$2,263,876

The change in fair market value of the warrant and beneficial conversion feature liabilities is included in interest expense in the Consolidated Statements of Operations.

The following table provides a reconciliation of the beginning and ending balances of the warrant and beneficial conversion feature liabilities as of September 30, 2009:

	Warrant liability	Beneficial conversion feature liability	Total

Beginning balance April 1, 2009	$643,750	$2,527,050	$3,170,800
Change in fair market value of beneficial conversion liabilities due to partial maturity of note and conversion feature	–	(1,027,050)	(1,027,050)
Change in fair market value of warrant and beneficial conversion liabilities	120,126	–	120,126
Ending balance September 30, 2009	$763,876	$1,500,000	$2,263,876

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other short-term liabilities, and capital lease obligations.

Note 10 – Convertible Debt

The Company entered into a Convertible Loan Agreement which also entitled the lenders to warrants and to convert the loans, at their option, to common stock of the Company. The debt is convertible at a rate of 50% of the then current market price at the time of conversion. At September 30, 2009, the value of the 6% Convertible Notes, with interest quarterly, was as follows:

Maturity	Face Amount	Conversion Derivative	Balance

April 28, 2009 (Matured)	$327,050	$–	$327,050
August 17, 2009 (Matured)	700,000	–	700,000
October 28, 2009	300,000	300,000	600,000
November 10, 2009	1,200,000	1,200,000	2,400,000
Total	$2,527,050	$1,500,000	$4,027,050

Interest expense for the quarter ended September 30, 2009 and 2008 was $91,516 and $76,940, respectively.

Note 11 – Income Taxes

Provision/benefit for income taxes for the periods ended September 30, 2009 and 2008 consisted of the follows:

	For the six months ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)

Federal income taxes/(benefit)	$(1,021,116)	$(304,675)
State income taxes	(224,943)	(61,171)
Total	(1,246,059)	(371,792)
Valuation allowance	1,246,059	371,792
Net tax provision/benefit	$–	$–

Through September 30, 2009, we recorded a valuation allowance of $7,117,274 against deferred income tax assets primarily associated with tax loss carry forwards. Our significant operating losses experienced in prior years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.  For the six months ended September 30, 2009 and 2008 we recognized $1,246,049 and $371,792 respective of the valuation allowance to offset the provision for income taxes for these periods.

We have net operating loss carry forwards of $17,013,433. Our net operating loss carry forwards will expire between 2025 and 2030.

Future realization of the net operating losses is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 34% Federal income tax rate. The Federal net operating losses expire as follows:

Expiration	Amount

2025	$1,524,541
2026	5,132,298
2027	3,052,902
2028	2,251,029
2029	2,295,008
2030	2,757,655
Total	$17,013,433

Note 12 – Derivative Financial Instruments

In connection with various financings through November 10, 2006, the Company has issued warrants to purchase shares of common stock in conjunction with the convertible notes to purchase 12,000,000 shares of common stock at an exercise price of $2.50 per share. The Company also issued warrants to a broker in the transaction for the exercise of 70,000 shares of common stock at an exercise price of $2.50. These warrants expire if not exercised at various dates in 2013 through November 10, 2013. At September 30, 2009, all of the 12,000,000 warrants have been issued entitling the lender to one share for each warrant at an exercise price of $2.50 per share.

The agreements include registration rights and certain other terms and conditions related to share settlement of the embedded conversion features and the warrants. In this instance, ASC 815-40 requires allocation of the proceeds between the various instruments and the derivative elements carried at fair values.

In additional, in conjunction with financings, purchases and consulting transactions between April 1, 2007 and March 31, 2009 the Company issued additional warrants, net of expirations, to purchase 8,725,000 shares of the Company’s common stock at exercise prices between $0.75 and $2.50 per share.

At September 30, 2009 there were 18,225,000 shares subject to warrants at a weighted average exercise price of $1.95.

	Number of Shares	Weighted Average
	Subject to Outstanding	Remaining
Exercise	Warrants	Contractual Life
Price	and Exercisable	(years)

$0.75	5,775,000	2.50

$2.50	12,450,000	3.51

	18,225,000

In addition to the spot price of the stock and remaining term of the warrant, other factors used in the binomial model included in the analysis at September 30, 2009 were the volatility of 229.95%, risk free rate of between 0.40% and 2.93% and a dividend rate of $0 per period.

Note 13 – Commitments and contingencies

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.

Lease Commitments

The Company has lease agreements for office space in Scottsdale, Arizona and for 26 offices throughout the United States. The remaining lease commitment for the two Scottsdale offices are 3 and 5 years and the other offices are year to year or month-to-month. The following table sets forth the aggregate minimum future annual lease commitments at September 30, 2009 under all non-cancelable leases:

2010	$334,905
2011	241,907
2012	185,350
2013	67,618
2014	60,442
Thereafter	75,000
$965,222

Lease expense for the six months ended September 30, 2009 and 2008 were $263,901 and $19,856, respectively.  The total of all scheduled lease payments, assuming all locations are continued at the same rates, is $498,475 per year.

Note 14 – Company Stock

Preferred Stock

At September 30, 2009, the Company had 1,000,000 shares of $0.001 par value authorized and no outstanding or issued shares.

Common Stock

At September 30, 2009, the Company had 250,000,000 shares authorized of $0.001 par value common stock, of which issued and outstanding shares were 131,487,944.

During the six months ended September 30, 2009, the Company issued 4,380,000 par value $0.001 common shares of stock for net proceeds of $120,000.  Also during the period, the Company issued an aggregate of 6,656,182 common shares for services to consultants recognizing an aggregate addition to stockholders’ equity of $421,950 based on the market price of the stock at the date of the agreements.  Some of these services will be recognized over the next one year and the related expense is being recognized over the service period.  Also during this period, the Company issued 2,846,324 shares of common stock for an acquisition and payment of accounts payable, 6,656,182 shares for services of consultants and directors and 164,764 shares for interest expense.  The Company recorded these accounts at $181,658, $421,950 and $16,000, respectively.

Warrants

No warrants have been exercised.

At September 30, 2009 the status of the outstanding warrants is as follows:

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

The warrants have no intrinsic value at September 30, 2009 or 2008.

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

The following table sets forth the status of the Company’s non-vested stock options under the 2007 Plan as of September 30, 2009:

	Number of Options	Weighted-Average Grant-Date Fair Value

Non-vested as of March 31, 2008	5,415,000	$.11
Granted
Forfeited	(450,000)	–
Vested	(3,310,000)	–

Non-vested as of March 31, 2009	1,655,000	$.11
Granted	–	–
Forfeited	–	–
Vested	(1,655,000)	.11

Non-vested as of September 30, 2009	–	$–

During the year ended March 31, 2008, the Company granted options to purchase an aggregate of 5,415,000 shares of common stock to employees, directors and consultants for services to be provided. These options are exercisable at $0.20 per share, and vest one third on October 1, 2008, April 1, 2009 and October 1, 2009 with an expiration of three years from the date of grant, March 26, 2011, for all options. The Company has valued these at their fair value on the date of grant using the Hull-White enhanced option-pricing model.

Unrecognized stock-based compensation expense related to the unvested options at the issue date was approximately $525,165 which is being recognized over the vesting periods of 18 months. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.  During the six months ended September 30, 2009 and 2008 the Company recognized expense of $201,299 and $170,370, respectively. These options had no intrinsic value at September 30, 2009.

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

ASC 718-10 also requires that the Company recognize compensation expense for only the portions that are expected to vest. Therefore, the Company has estimated expected forfeitures of stock options with the adoption of ASC 718-10. In developing a forfeiture rate estimate, the Company considered its historical experience. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

The fair value of options were estimated at the date of grant with the following weighted-average assumptions for the fiscal years ended March 31, 2008:

2008

Risk Free Interest Rate	1.79%
Expected Life	3.0 years
Expected Volatility	116%
Expected Dividend Yield	0%

The per share weighted average fair value of stock options granted for the fiscal year ended March 31, 2008 was $0.11.

Purchase stock options

In conjunction with the acquisition of the staffing business on March 1, 2009, the Company issued 2,500,000 options to acquire shares of the Company’s stock at a price of $0.04 per share.  The options vest at a rate of 150,000 shares per quarter beginning June 30, 2009 through March 1, 2017.  At September 30, 2009, 300,000 options were vested. For the six months ended September 30, 2009 the Company has recorded an expense of $17,670. At September 30, 2009, the 300,000 options vested had an intrinsic value of $3,000.

Note 15 – Earnings (Loss) Per Share

Basic income/(loss) per common share is computed by dividing the results of operations by the weighted average number of shares outstanding during the period. For purposes of the determining the number of shares outstanding the shares received by the acquirer in the reverse acquisition are treated as outstanding for all periods prior to the transaction.

Diluted income/(loss) earnings per common share adjusts basic income/(loss) per common share for the effects of convertible securities, stock options, warrants and other potentially dilutive financial instruments only in periods in which such effect is dilutive. At September 30, 2009, the potentially issuable shares of common stock reflect the potential dilution that could occur from common stock issuable through stock options, warrants, and convertible debt, which excludes 30,000,000 shares for convertible debt, 20,844,750 under warrants and 5,265,000 shares issuable under stock options.  No instruments were dilutive at September 30, 2009 or 2008.  These potential shares of common stock were not included as they were anti-dilutive.

Note 16 – Subsequent Events

In August 1, 2009, the Company received notice of default from Shelter Island Opportunity Fund, LLC that due to the failure to make timely payments under the note that it was accelerating the note and making demand for payment and has filed such documents with the New York Supreme Court seeking judgment. In November, 2009 the parties settled the default and the litigation will be dismissed.

Subsequent to September 30, 2009, the Company issued 3,000,000 shares of common stock in conjunction with a twelve month consulting contract valued at $150,000 and 1,110,998 shares in conjunction with the payment of accounts payable valued at $55,550.

Management performed an evaluation of Company activity through November 18, 2009, the date the unaudited consolidated financial statements were issued.  The Company concluded that there are no other significant subsequent events requiring disclosure.

Note 17 – Segment Reporting

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

The Company analyzes the result of the operations of the individual entities and the segments. Green Planet does not allocate income taxes and unusual items to the segments. The segment information for the three and six months ended September 30, 2009 are presented below.

For the three months ended September 30, 2009	Additives &		Corporate
	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$103,072	$16,303,738	$–	$16,406,810
Depreciation and amortization	61,650	172,405	5,400	239,455
Interest expense	174,735	287,197	(1,552,998)	(1,091,066)
Income (Loss) before income taxes	55,944	(1,209,824)	162,268	(991,612)
Net income (loss)	55,944	(1,209,824)	162,268	(991,612)

For the six months ended September 30, 2009	Additives &		Corporate
	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$687,305	$32,417,409	$–	$33,104,714
Depreciation and amortization	128,700	345,073	5400	479,173
Interest expense	349,470	721,288	(734,590)	336,168
Loss before income taxes	(297,316)	(2,848,336)	(1,529,723)	(4,675,375)
Net loss	(297,316)	(2,848,336)	(1,529,723)	(4,675,375)

Balance sheet information:
Total assets	3,603,760	16,047,429	3,165,810	22,816,999

Note 18 – Restatement of Prior Financial Statements

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

1)
The Company treated the convertible debt and related warrants under ASC 470-20 under which such converted or exercised instruments are recognized as equity and under the ASC 815-40 and owing to the unlimited nature of the potential issuances, the instruments are to be treated as liabilities or assets and revalued each reporting period.

2)
Under ASC 480-10 and (ASC 815-10)  state in part that convertible instruments should be valued at their fair value at date of issuance and derivatives, such as warrants, should be valued at their fair value at issuance and each subsequent reporting date.

3)
Accordingly, the Company will restate the financial statements referred to above. In summary, in conjunction with the aggregate face amount of the convertible loans of $3,000,000 with net proceeds of $2,512,500, the Company estimates that at the closing of the various convertible loans in the year ended March 31, 2007 the Company will book an additional $3,000,000 of loan balance representing the 50% conversion feature of the instruments to common stock of the Company and a derivative liability of $39,207,874 for the then fair value of the warrants issued and outstanding. At the end of the reporting period credits of $13,960,334 to adjust for the “default warrants” issued and valued under ASC 470-20 in error and a valuation allowance of $38,685,527 to adjust to the year end valuation resulting in a net decrease of $10,437,986 in the net loss for March 31, 2007.  At March 31, 2008, the year end valuation resulted in additional interest expense of $1,272,447 and a increase in the net loss for the period of a like amount and at March 31, 2009 the Company has a reduction of interest expense by $1,151,045 and a decrease in the net loss for the period of the same amount. For the six months ended September 30, 2008 the Company is reporting a reduction in interest expense of $840,993 and a change in the net loss for the period from $(967,240) to a loss of $(126,247). The results of these changes are reflected in the following balance sheets and statements of operations for the year ended March 31, 2009 and the six months ended September 30, 2008:

Consolidated Balance Sheets
	March 31, 2009
	As Originally			After
ASSETS	Reported	Adjustments		Restatement

Current Assets:
Cash	$470,288	$–		$470,288
Accounts receivable	4,349,866	–		4,349,866
Inventory	369,403	–		369,403
Prepaid expenses	1,495,461	158,970	A	1,654,431
Total Current Assets	6,685,018	158,970		6,843,988
Plant and equipment, net of accumulated depreciation	1,900,834	–		1,900,834
Other Assets:
Other assets	189,164	106,208	A	295,372
Intangible assets	3,745,025	–		3,745,025
Goodwill	8,979,822	–		8,979,822
Total Other Assets	12,914,011	106,208		13,020,219
Total Assets	$21,499,863	$265,178		$21,765,041

LIABILITIES AND STOCKHOLDERS ’ EQUITY/(DEFICIT)

Current Liabilities:
Accounts payable	$1,210,127	$–		$1,210,127
Accounts payable - affiliates	165,565	–		165,565
Accrued liabilities	4,765,026	–		4,765,026
Cashless warrant liability	57,876	–		57,876
Notes payable and amounts due within one year	6,429,994	106,208	A	6,536,202
Derivative liability	–	643,750	B	643,750
Convertible notes payable	2,474,287	2,579,813	C	5,054,100
Total Current Liabilities	15,102,875	3,329,771		18,432,646

Notes payable due after one year	8,955,442	106,208	A	9,061,650
Total Liabilities	24,058,317	3,435,979		27,494,296

Stockholders’ Equity
Preferred Stock, $0.001 par value, 1,000,000 Authorized; no shares issued and outstanding	–	–		–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 117,440,103 at March 31, 2009	117,441	–		117,441
Additional paid-in capital	28,201,532	(13,487,384)	D	14,714,148
Accumulated deficit	(30,877,427)	10,316,583	E	(20,560,844)
Total Stockholders’ Equity/Deficit	(2,558,454)	(3,170,801)		(5,729,255)
Total Liabilities and Stockholders’ Equity	$21,499,863	$265,178		$21,765,041

(Continued)

Consolidated Statements of Operations
	For the Year Ended March 31, 2009
	As Originally			After
	Reported	Adjustments		Restatement
Revenue:
Sales, net of returns and allowances	$9,170,794	$–		$9,170,794
Cost of sales	7,030,015	–		7,030,015

Gross Profit	2,140,779	–		2,140,779

Operating Expenses:
Selling, general and administrative	3,798,290	–		3,798,290
Depreciation and amortization	308,833	–		308,833
Allowance for bad debts	970,542	–		970,542
Total Operating Expenses	5,077,665	–		5,077,665
Loss From Operations	(2,936,886)	–		(2,936,886)

Other Income and (Expense):
Other income	416	–		416
Interest expense	(886,945)	1,151,045	B	264,100
Loss before provision for income taxes	(3,823,415)	1,151,045		(2,672,370)

Provision for/(Benefit of) income taxes	–	–		–

Net Loss	$(3,823,415)	$1,151,045		$(2,672,370)

Loss per share:
Basic and diluted earnings per share	$(0.05)	$0.01		$(0.04)
Weighted average shares outstanding	73,612,313	73,612,313		73,612,313

(Continued)

Consolidated Balance Sheets (Unaudited)
	September 30, 2008
	As Originally			After
ASSETS	Reported	Adjustments		Restatement
Current Assets:
Cash	$47,298	$–		$47,298
Accounts receivable	1,880,130	–		1,880,130
Notes receivable	52,500	–		52,500
Inventory	476,750	–		476,750
Prepaid expenses	835,117	225,897	A	1,061,014
Total Current Assets	3,291,795	225,897		3,517,692
Property, plant and equipment, net of accumulated depreciation	1,749,639	–		1,749,639
Other Assets:
Other assets	2,351	161,176	A	163,527
Intangible assets	570,250	–		570,250
Total Other Assets	572,601	161,176		733,777
Total Assets	$5,614,035	$387,073		$6,001,107

LIABILITIES AND STOCKHOLDERS EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable	$951,403	$–		$951,403
Accrued liabilities	1,812,959	–		1,812,959
Cashless warrant liability	91,028	–		91,028
Notes payable and amounts due within one year	1,985,530	115,863	A	2,101,393
Derivative liability	–	953,801	B	953,801
Convertible notes payable	990,679	1,063,421	C	2,054,100
Total Current Liabilities	5,831,600	2,133,085		7,964,684

Notes payable due after one year	706,779	169,332	A	876,111
Convertible notes payable	1,434,495	1,565,505	C	3,000,000
Total Liabilities	7,972,874	3,867,922		11,840,795

Stockholders’ Equity
Preferred Stock, $0.001 par value, 1,000,000 authorized; no shares issued and outstanding	–	–		–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 66,616,103 at September 30, 2008	66,616	–		66,616
Additional paid-in capital	25,595,797	(13,487,384)	D	12,108,413
Accumulated deficit	(28,021,252)	10,006,535	E	(18,014,717)
Total Stockholders’ Equity/(Deficit)	(2,358,839)	(3,480,849)		(5,839,688)
Total Liabilities and Stockholders’ Equity/Deficit)	$5,614,035	$387,073		$6,001,107

(Continued)

Consolidated Statements of Operations (Unaudited)
	For the three months ended September 30, 2008				For the six months ended September 30, 2008
	As Originally			After	As Originally			After
	Reported	Adjustments		Restatement	Reported	Adjustments		Restatement
Revenue:
Sales, net of returns and allowances	$529,650	$–		$529,650	$2,366,071	$–		$2,366,071
Cost of sales	324,483	–		324,483	1,051,259	–		1,051,259

Gross Profit	205,167	–		205,167	1,314,812	–		1,314,812

Operating Expenses:
Selling, general and administrative	1,250,717	–		1,250,717	1,932,420	–		1,932,420
Depreciation and amortization	61,967	–		61,967	123,933	–		123,933
Research and development	250	–		250	250	–		250
Total Operating Expenses	1,312,934	–		1,312,934	2,056,603	–		2,056,603
Loss From Operations	(1,107,767)	–		(1,107,767)	(741,791)	–		(741,791)

Other Income and (Expense):
Other income	41	–		41	416	–		416
Interest expense	(27,031)	1,911,542	B	1,884,511	(225,865)	840,993	B	615,128
Loss before provision for income taxes	(1,134,757)	1,911,542		776,785	(967,240)	840,993		(126,247)

Provision for/(Benefit of) income taxes	–	–		–	–	–		–

Net Income/(Loss)	$(1,134,757)	$1,911,542		$776,785	$(967,240)	$840,993		$(126,247)

Earnings/(Loss) per share:
Basic earnings/(loss) per share	$(0.02)	$0.03		$0.01	$(0.02)	$0.02		$(0.00)
Weighted average shares outstanding	66,066,375	66,066,375		66,066,375	63,962,835	63,962,835		63,962,835
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

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the three and six months ended September 30, 2009 and 2008 as a percentage of net sales:

	For the three months ended		For the six months ended
	September 30,		September 30,
	2009	2008	2009	2008

NET SALES	100.0%	100.0%	100.0%	100.0%

COST OF SALES	87.0%	61.3%	87.6%	44.4%

GROSS PROFIT	13.0%	38.7%	12.4%	55.6%

OPERATING EXPENSES
Selling, general and administrative	23.8%	236.1%	22.6%	81.7%
Depreciation and amortization	1.5%	11.7%	1.4%	5.2%
Allowance for bad debts	0.3%	0.0%	1.4%	0.0%
Research and development	0.1%	0.0%	0.0%	0.0%

TOTAL OPERATING EXPENSES	25.7%	247.8%	25.4%	86.9%

INCOME/(LOSS) FROM OPERATIONS	(12.7)%	(209.1)%	(13.0)%	(31.3)%

Other income (expense)	0.0%	0.0%	0.0%	0.0%
Interest expense	6.7%	355.8%	(1.0)%	26.0%

LOSS BEFORE INCOME TAXES	(6.0)%	146.7%	(14.0)%	(5.3)%
Income tax benefit	0.0%	0.0%	0.0%	0.0%

NET LOSS	(6.0)%	146.7%	(14.0)%	(5.3)%

Three months ended September 30, 2009 as compared to three months ended September 30, 2008

Net Sales: Net Sales increased from $529,650 in 2008 to $16,406,810 in 2009 or an increase of $15,877,160. This represents an increase of 2,998% over the same period a year earlier. This increase was due to the addition of the staffing business segment that added $16,303,738 and a decrease in the chemical additive volume of $168,401.

Gross Margin: Gross Margin decreased to 13.00% from 38.7% or a decrease of 66.4%. This was due to the lower gross margins from the staffing segment and decreased sales of the chemical additive products and an increase in petroleum based product costs used by our product mix.

Selling, General and Administrative Expenses: The Company increased its SG&A from $1,250,717 to $3,900,241 or an increase of $2,649,524, reflecting a decrease in the percentage of SG&A relative to sales from 236.1% of sales to 23.8% of sales, a decrease of 89.9%. The increased dollar amount  was due to the increase in operating costs of the staffing segment, including interest and penalties of $296,424 related to underpayment of various state and federal payroll taxes, that was not present in the prior period and an increase in consulting costs and sales and promotional expenses.

Depreciation and Amortization: The increase in the depreciation and amortization was due to the addition of the staffing segment which accounted for all of the increase. The amortization of the customer relations for the three months ended September 30, 2009 was $164,651 that was not present in the comparable period a year earlier.

Allowance for Bad Debts:   The allowance for bad debts was attributable to the staffing segment and the filing of bankruptcy by two of its clients, the collection of their outstanding amounts is uncertain.

Six months ended September 30, 2009 as compared to six months ended September 30, 2008

Net Sales: Net Sales increased from $2,366,071 in 2008 to $33,104,714 in 2009 or an increase of $30,738,643. This represents an increase of 1,299% over the same period a year earlier. This increase was due to the addition of the staffing business segment that added $32,417,409 and a decrease in the chemical additive volume of $1,678,766.

Gross Margin: Gross Margin decreased to 12.4% from 55.6% or a decrease of 77.7%. This was due to the lower gross margins from the staffing segment and decreased sales of the chemical additive products and an increase in petroleum based product costs used by our product mix.

Selling, General and Administrative Expenses: The Company increased its SG&A from $1,932,420 to $7,480,876 or an increase of $5,548,456, reflecting a decrease in the percentage of SG&A relative to sales from 81.7% of sales to 22.6% of sales, a decrease of 72.3%. The increased dollar amount  was due to the increased operating costs of the staffing segment, including interest and penalties of $646,639 related to underpayment of various state and federal payroll taxes, that was not present in the prior period and an increase in consulting costs and sales and promotional expenses.

Depreciation and Amortization: The increase in the depreciation and amortization was due to the addition of the staffing segment which accounted for all of the increase. The amortization of the customer relations for the 6 months ended September 30, 2009 was $329,302 that was not present in the comparable period a year earlier.

Allowance for Bad Debts:   The allowance for bad debts was attributable to the staffing segment and the filing of bankruptcy by two of its clients the collection of their outstanding amounts is uncertain.

DERIVATIVE FLUCTUATIONS

We experience significant fluctuations in the aggregate interest expense for each period as a result of the revaluation of the derivatives and changes in the conversion options.  These fluctuations are based on our stock price at the end of each period, volatility, risk free interest rates, the number of warrants outstanding and the conversion options outstanding.

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

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

We have experienced net losses for the three months ended September 30, 2009 and six months ended September 30, 2008 and 2009 and net income of for the three months ended September 30, 2008. The aggregate net losses for the last two fiscal years aggregated $2,672,370 (restated) and $3,722,531 (restated), respectively. For the three months ended September 30, 2009 the net loss was $991,612 with net aggregate contributing non-cash factors of depreciation, amortization, bad debts, share based payment expense and derivation valuation factors of $976,021 which has been offset by $1,661,046 of derivative benefits which reduce interest expense for the quarter compared to the prior year quarter which had a net benefit of $2,177,675 which includes derivative benefits of $2,115,708. The aggregate loss for the six months ended September 30, 2009 was $4,675,375 with net aggregate contributing non-cash factors of depreciation, amortization, bad debts, share based payment expense and derivation valuation factors of $1,705,837 which has been offset by $917,222 of derivative benefits which created an interest expense of $336,168 for the six months compared to the prior year period which had a net interest benefit of $615,128. We have funded our operations to date by borrowings from third parties and investors, a substantial portion of which are convertible into our common stock and underpayment of various state and federal payroll taxes. In the September 30, 2009 quarter we issued 7,081,000 common shares and recorded a value of $540,177 of common stock for services, interest, payables, acquisitions and stock option expense. The inability of the Company to raise capital through the private sale of common stock or through the issuance of debt instruments at acceptable prices and in a timely manner will have a negative impact on the results of operations and viability of the Company.

At September 30, 2009, the Company aggregate of accounts payable, accrued liabilities and notes due within one year has increased by $19,614,894 from $4,865,755 a year earlier.  These obligations together with operation costs will have to be funded from operations and additional funding from debt and equity offerings.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Over the years, the Financial Accounting Standards Board (“FASB”) and other designated GAAP-setting bodies, have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, AICPA Statements of Position, etc. The FASB finalized the Codification for periods ending after September 15, 2009. Prior FASB standards are no longer being issued in the previous format and are included herein for the convenience of the reader. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the “Codification” or “ASC”.

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

Allowance for Doubtful Accounts – The Company provides an allowance for doubtful accounts when management estimates collectibility to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $1,267,123 and $806,846 at September 30, 2009 and March 31, 2009, respectively.

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

Impairment of Long-Lived Assets – In accordance with ASC 360-10 (formerly the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”) the Company reviews long-lived assets, including, but not limited to, property and equipment, patents and other assets, for impairment annually or whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the sum of the expected future cash flows of an asset is less than its carrying value, an impairment measurement is required. Impairment charges are recorded to the extent that an asset’s carrying value exceeds fair value. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges during the periods presented.

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

Income Taxes – We provide for income taxes in accordance with ASC 740-10 (formerly SFAS No. 109, “Accounting for Income Taxes.”) that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of September 30, 2009 and 2008.

Stock-Based Compensation

We account for stock-based awards to employees and non-employees using the accounting provisions of ASC 718-10 (formerly the Statement of Financial Accounting Standards (“SFAS”) No. 123 — Accounting for Stock-Based Compensation and SFAS No. 123(R which revised SFAS No. 123) which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Shares of common issued in connection with acquisitions are also recorded at their estimated fair values based on the Hull-White “enhanced US ASC 718-10 standard. The standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The statement also requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.

Concentrations of Credit Risks – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition. At September 30, 2009 and 2008 the Company had a receivable from one foreign customer in the amount of $1,290,394 and $1,317,809 and at September 30, 2009 the Company had a reserve for bad debts of $681,000 against this account.  The balance of the accounts receivable are primarily from clients, retailers and distributors located in the United States. For the six months ended September 30, 2009 three clients accounted for 12.0%, 13.6% and 13.7% of gross sales for the period.

Recent Accounting Pronouncements

Fair Value Measurement and Fair Value of a Financial Asset When the Market is Not Active

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements (“SFAS 157”), as amended by FSP FAS 157-2, Effective Date of FASB Statement No. 157, and further amended by FSP FAS 157-3, Fair Value of a Financial Asset When the Market for that Asset is Not Active. Portions of the provisions of ASC 820-10 became effective for the Company as of April 1, 2008 while other provisions deferred the effective date for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value on an annual or more frequent basis, until April 1, 2009 and a further revision which clarifies the application in a market that is not active  became effective upon issuance. ASC 820-10 defines fair value, creates a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements and additional guidance is provided regarding how the reporting entity’s own assumptions should be considered when relevant observable inputs do not exist, how available observable inputs in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of inputs available to measure fair value. The adoption of these standards did not have a material impact on the Company’s consolidated financial statements for the current period.

Fair Value When the Volume and Level of Activity Significantly Decreased

 ASC 820-10 was amended in April 2009 by what was formerly FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which clarifies the application of ASC 820-10 when there is no active market or where the price inputs being used represent distressed sales. Additional guidance is provided regarding estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The Company adopted the standard as of June 30, 2009, which was the required effective date. Its adoption did not have a material impact on the Company’s consolidated financial statements.

Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock (ASC 815-10)

In June 2008, the FASB amended ASC 815-10 by what was formerly EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.  ASC 815-10 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of this pronouncement effective April 1, 2009, required the Company to perform additional analyses on both its freestanding equity derivatives and embedded equity derivative features. The adoption of these amendments to ASC 815-10 did not have a material effect on the Company’s consolidated financial statements at September 30, 2009.

Fair Value Option

In February 2007, ASC 825-10 was amended by the FASB in what was formerly SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 which permits all entities to choose to measure eligible items at fair value on specified election dates. The associated unrealized gains and losses on the items for which the fair value option has been elected shall be reported in earnings. The ASC 825-10 became effective for the Company as of April 1, 2008; however, the Company has not elected to utilize the fair value option on any of its financial assets or liabilities under the scope of this ASC.

 Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB further amended ASC 825-10 with the issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments . The amendments ASC 825-10 to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this amendment did not have an impact on the Company’s financial statements.

Business Combinations

In December 2007, the FASB amended ASC 805-10 by issuing SFAS No. 141(R), Business Combinations. The objective of this ASC is to improve the information provided in financial reports about a business combination and its effects. ASC 805-10 states that all business combinations (whether full, partial or step acquisitions) must apply the “acquisition method.” In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. As a result, it will require that certain forms of contingent consideration and certain acquired contingencies be recorded at fair value at the acquisition date. This ASC also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This amendment is effective for business combination transactions for which the acquisition date is on or after April 1, 2009, and earlier application is prohibited. The Company adopted this statement on April 1, 2009. The impact of the adoption of amendment on the Company’s financial statements will largely be dependent on the size and nature of the business combinations completed after the adoption of this ASC. While this amendment to ASC 805-10 generally applies only to transactions that close after its effective date, the amendment to ASC 740-10 are applied prospectively as of the adoption date and will apply to business combinations with acquisition dates before the effective date of this amendment.  Adoption of this amendment did not have a material effect on the results of operations or statement of position for the period ended September 30, 2009.

Contingencies in Business Combinations

In April 2009, the FASB further amended ASC 805-10 by the issuance of FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This amendment requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC 450-10 and ASC 450-20. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from ASC 805-10. The requirements of this amendment carry forward without significant revision the other guidance on contingencies of ASC 805-10, which was superseded by SFAS No. 141(R) (see previous paragraph). The amendment also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by ASC 450-10. This amendment was adopted effective April 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB amended ASC 815-10 by issuing SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This amendment changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815-10 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this amendment on April 1, 2009, the beginning of the Company’s first fiscal 2010 quarter and its adoption did not have a material effect on the results of operations or statement of position in the subsequent periods.

Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which replaces SFAS No. 162 and establishes the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date for financial statements issued for interim and annual periods ending after September 15, 2009, the Codification will supersede all then–existing non-SEC accounting and reporting standards and is codified as ASC 105-10. The Company has determined that the adoption of the Codification will not have a material impact on the financial statements.

Convertible Debt

In May 2008, ASC 470-20 was amended by the FASB issuance of  Financial Statement Position (FSP) Accounting Principles Board (APB) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This amendment requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. ASC 470-20 became effective for fiscal years beginning after December 15, 2008 on a retroactive basis and has been adopted by the Company in the first quarter of fiscal 2010.

Useful Life of Intangible Assets

In April 2008, the FASB amended ASC 350-30 by issuing FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. The amendment states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This ASC is to be applied to intangible assets acquired after January 1, 2009. The adoption of this ASC did not have an impact on the Company’s financial statements.

Other Than Temporary Impairments

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amending ASC 320-10 to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. ASC 320-10 improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The adoption of this amendment did not have an impact on the Company’s financial statements.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which amends ASC 855-10 and requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 as amended is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

Transfers of Financial Assets

 In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” which has not be codified yet and which is an amendment of ASC 860-10 (formerly SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This amendment will improve the relevance, representation faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. It will also take into account the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement. SFAS No. 166 is effective for annual periods beginning after November 15, 2009.  This statement is effective for the Company beginning April 1, 2010 and is not expected to have a material impact on the financial statements.

Amendments to FASB interpretation No. 46(R)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R),” which will amend ASC 810-10 and has not been codified yet. It establishes how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. This statement improves financial reporting by enterprises involved with variable interest entities, which addresses the effects on certain provisions of ASC 810-10 as a result of the elimination of the qualifying special-purpose entity concept in FASB No. 166, “Accounting for Transfers of Financial Assets,” which also has not be codified yet, and clarifies constituent concerns about the application of certain key provisions of ASC 810-10. SFAS No. 167 is effective after November 15, 2009. This statement is effective for the Company beginning January 1, 2010 and is expected to have no material impact on the financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.   Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

(b)  Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting for the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during second quarter, we implemented a new accounting system which allows us to develop better internal controls around issuing purchase orders, processing accounts payable, accounts receivable, inventory, manufacturing and reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.   Risk Factors

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the period from April 1, 2009 through June 30, 2009, the Registrant sold and issued an aggregate of 4,380,000 shares of common stock, with par value of $0.001, for a net purchase price of $120,000.  The sales were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, in as much as the securities were issued only to accredited investors without any form of general solicitation or general advertising.

Except as otherwise disclosed herein, there were no underwriting discounts or other commissions paid in conjunction with the sales.

Item 3.   Defaults Upon Senior Securities

On August 6, 2009, the Company received a lawsuit filed in the Supreme Court of the State of New York, County of New York, Index No. 602313/09 by Shelter Island Opportunity Fund, LLP claiming default for non-payment under the Note and payment of $1,746,961 principal and interest or assignment of collateral pledged under the various loan documents.  In November 2009, the parties settled the default and the litigation will be dismissed.

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

GREEN PLANET GROUP, INC. (Registrant)

Date: November 23, 2009	/s/ Edmond L. Lonergan
Edmond L. Lonergan President and Chief Executive Officer

Date: November 23, 2009	/s/ James C. Marshall
James C. Marshall Chief Financial Officer