Form 10-K/A
period 2009-03-31
GREEN PLANET GROUP, INC.
filed 2010-02-22
CIK 1372533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1 to Form 10-K

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

EXPLANATORY NOTE:

This Amendment on Form 10-K/A amends our annual report on Form 10-K for the year ended March 31, 2009 filed with the Securities and Exchange Commission on July 17, 2009, and earlier periods as included in this filing. It is in response to comment letters received from the Securities and Exchange Commission dated January 22, 2009. June 15, 2009 and October 15, 2009 requesting clarifications and expansion of certain portions of the original Form 10-K as listed below:
  Restated consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity/(deficit) and consolidated statements of cash flows on Pages F-3 through F-7;
  Note 17 explaining the restatements for all periods from September 30, 2006 through March 31, 2009;
  Changes to Note 7 regarding the balances and maturities of certain debt instruments;
  Changes to Notes 9, 10 and 11 as a result of the change in derivative values from the restatement;
  Changes to the management discussion and analysis sections on results of operations and financial liquidity and capital resources based on the above changes;
  Certain renumbering of prior notes, grammatical and presentation errors noted during the Company’s general review;
  Reevaluated and updated report on the effectiveness of internal controls; and
  Updated Exhibits 31.1, 31.2, 32.1 and 32.2.
This filing has been updated for the items listed above and does not include subsequent events or the results of operations subsequent to March 31, 2009 except as noted above. Readers are encouraged to read subsequent filings on forms 10-Q and 8-K for periods subsequent to March 31, 2009 for current information.

TABLE OF CONTENTS

EXHIBIT 21.1 List of Subsidiaries
EXHIBIT 31.1 Officer’s Certificate Pursuant to Section 302
EXHIBIT 31.2 Officer’s Certificate Pursuant to Section 302
EXHIBIT 32.1 Certificate Pursuant to 18 U.S.C. Section 1350
EXHIBIT 32.2 Certificate Pursuant to 18 U.S.C. Section 1350

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K (“Annual Report”) for Green Planet Group, Inc. (“Green Planet,” “GPG,” the “Company,” “we,” “our” or “us”) contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the fuel additive products market; the potential inability to realize expected benefits from new products and products under development; domestic and international business and economic conditions; changes in the petroleum industry; unexpected difficulties in penetrating the commercial and industrial markets for our products; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufactured raw material and manufacturing capacity; future production variables impacting excess inventory and other risk factors listed in the section of this Annual Report entitled “Risk Factors” and from time to time in our Securities and Exchange Commission filings under “risk factors” and elsewhere.

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

EMTA Corp has developed a new type of lubricant (metal conditioner) that interacts with metal surfaces. It hardens and smoothes the metals’ surface which results in reduced friction and therefore improves efficiency. We market this unique product under the brand name XenTx Extreme Engine Treatment, to both commercial/industrial users and to the general public. Today XenTx is available at a variety of retail stores, as well as many smaller auto-parts chains throughout the U.S. The product is also available in Canada and, more recently, in Mexico. In addition to our core products, we utilize the same technology in three new products that are in the initial stages of distribution, including an all purpose spray lubricant (XenTx Extreme Lubricating Spray), friction reducing automatic transmission fluid (XenTx Extreme Transmission Treatment), and a gasoline system cleaner (XenTx Extreme Fuel System Treatment).

XenTx Lubricants, Inc. (“XenTx Lube”) manufactures and sells automotive, industrial and racing performance oils and lubricants under the name Synergyn Racing or Synergyn Performance. The Synergyn products have been manufactured and distributed for the past 20 years and are sold throughout the U.S.

White Sands’ core products are primarily designed to aid in the combustion of diesel fuel. It has developed two distinct diesel fuel additives, Clean Boost improves combustion efficiency and reduces pollution and particulate emissions significantly. In addition, Clean Boost Low-Emissions (“Clean Boost LE”) insures that diesel fuel users will be able to meet or exceed the new, more stringent emissions rules. This product was first certified by the EPA and the Texas Commission on Environmental Quality (“TCEQ”) on March 26, 2007.  In June 2008, the Company received an unconditional approval for the Clean Boost LE product from the TCEQ.

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

Clean Boost

Through our wholly-owned subsidiary, White Sands, we market Clean Boost™, a fuel oil additive that improves fuel and combustion efficiency by liberating more of the fuel’s chemical energy, in the flame zone of boilers, or during the power stroke of diesel engines. Soot formation is prevented and less fuel is wasted in the form of particulate emissions. Greenhouse gas and acid rain gases, soot (black smoke), carbon build-up and fouling, slagging and cold-end corrosion are all reduced, while engine and boiler performance improves. Turbochargers and exhaust gas boilers remain cleaner and require less maintenance and water washing.

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

We carry a product liability insurance policy for the losses customers might suffer as a result of proper use of our products. To date there have been no claims against this policy.

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

A second test was done by Southwest Research Institute regarding our low emission diesel fuel additive, Clean Boost-LE ™, with both Texas and EPA observers. The test required approximately 15 days of running on a certified diesel engine in a calibrated test cell. The results were then documented and presented to the Texas Low Emission Diesel Board which after review, submitted them to the EPA for their analysis. On March 26, 2007, the EPA certified that our product, Clean Boost LE ™, met the stringent emissions reduction requirements and the Company received its certification, #201920002CB-LE. In May 2008, the TCEQ reevaluated and implemented new standards and determined that our CB-LE meet all of the requirements without restrictions or retesting and issued its unconditional approval.

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

We have recorded goodwill and intangibles in conjunction with the acquisition of the staffing business. We will perform annual reviews of each of these items for impairment. We did not record any such charges in 2009, the year of acquisition. However, we continue to have approximately $8.9 million in goodwill on our balance sheet at March 31, 2009, as well as $3.7 million in identifiable intangible assets. As part of the analysis of goodwill impairment, SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) requires the Company’s management to estimate the fair value of the reporting units on at least an annual basis. At December 31, 2008, we performed our annual goodwill and indefinite lived intangible assets impairment test and concluded that there was no further impairment of goodwill and intangible assets. In addition, at March 31, 2009, we determined that there were no events or changes in circumstances that indicated that the carrying values of other identifiable intangible assets subject to amortization may not be recoverable. We believe that our goodwill was not impaired at March 31, 2009. Although a future impairment of goodwill and identifiable intangible assets would not affect our cash flow, it would negatively impact our operating results.

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

The Company has entered into four separate financing arrangements whereby these lenders have collateralized their loans with substantially all of our assets. One of these loans is currently in default and both the lender and the Company are currently negotiating new terms and a resolution.  Subsequent to the end of the year the lender and the Company have negotiated a modified payment schedule to bring this loan current. The Company’s manufaucturing operations are pledged as collateral for this loan. If the Company were to have a future default and lose the property by foreclosure it would be forced to move its operations and to find additional third party manufacturing, if possible, that would agree to produce our products at our current prices. Our business would suffer and our ability to raise any additional funds would be negatively impacted, both of which would impact our ability to continue in business.

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

Our Common Stock presently trades on the Over the Counter Bulletin Board under the symbol “GNPG:OB.” We cannot assure you, however, that such market will continue or that you will be able to liquidate your shares acquired at the price you paid or otherwise. We also cannot assure you that any other market will be established in the future. The price of our common stock may be highly volatile and your liquidity may be adversely affected in the future.

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

The Company owns its operating plant and facilities in Durant Oklahoma. This property consists of 5.03 acres of land with three buildings totaling 53,459 square feet of industrial and office space. The property is subject to a first mortgage loan of approximately $806,853. This facility is the Company’s blending, bottling and distribution center for its XenTx and Synergyn products. The Company also leases 2,800 square feet of office space in Scottsdale Arizona for its corporate offices at an annual rental of $48,752 increasing annually to $53,774 in 2012.  The staffing company also leases office space of 3,100 square feet, also located in Scottsdale, Arizona at an annual rate of $83,676.  In addition, the company also leases 27 small offices throughout the U.S. at an annual cost of approximately $320,000.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for shareholders vote during the fourth quarter.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the Over the Counter Bulletin Board under the symbol EMHD:OB since February 9, 2007. Since April 8, 2006, our stock has been trading on the Pink Sheets. On July 8, 2009, our stock symbol was changed to GNPG:OB.

The following is the range of high and low bid prices for our common stock for the periods indicated:

	Bid Prices
	High	Low

Quarter ended June 30, 2007	$0.95	$0.14
Quarter ended September 30, 2007	$0.44	$0.06
Quarter ended December 31, 2007	$0.25	$0.06
Quarter ended March 31, 2008	$0.35	$0.13
Quarter ended June 30, 2008	$0.45	$0.16
Quarter ended September 30, 2008	$0.25	$0.06
Quarter ended December 31, 2008	$0.09	$0.02
Quarter ended March 31, 2009	$0.09	$0.02
Quarter ended June 30, 2009	$0.10	$0.03

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

Securities Authorized for Issuance under Equity Compensation Plans

In March 2008, the Company issued 5,415,000 stock options to employees, directors and consultants. One third of which each become vested on October 1, 2008, April 1, 2009 and October 1, 2009 provided the participant’s continue service to the Company. The options are exercisable for three years from the grant date. At March 31, 2009, 450,000 of the original options had been forfeited and no options have been exercised.

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

RESULTS OF OPERATIONS

The following table sets forth our restated results of operations for the years ended March 31, 2009 and 2008 as a percentage of net sales:

	2009	2008

NET SALES	100.0%	100.0%

COST OF SALES	76.7%	47.1%

GROSS PROFIT	23.3%	52.9%

OPERATING EXPENSES
Selling, general and administrative	41.4%	97.4%
Depreciation and amortization	3.4%	8.9%
Allowance for bad debts	10.6%	0.0%
Research and development	0.0%	4.3%

TOTAL OPERATING EXPENSES	55.4%	110.6%

(Continued)

	2009	2008

LOSS FROM OPERATIONS	(32.0)%	(57.7)%

Other income (expense)	0.0%	0.0%
Interest expense	2.6%	(76.7)%

LOSS BEFORE INCOME TAXES	(29.4)%	(134.4)%
Income tax benefit	0.0%	0.0%

NET INCOME (LOSS)	(29.4)%	(134.4)%

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

Selling, General and Administrative Expenses: The Company increased its SG&A from $2,696,506 to $3,798,290 or an increase of $1,101,784. This was due to the increase in consulting costs and sales and promotional expenses and the acquisition of the staffing sales team.

Research and Development: The expense for research and development was reduced from $118,546 to $0 or a reduction of $118,546. This was due to our decision to delay all product development and testing until the next year and allow more funds to be directed to inventory and receivables as a result of increase sales demand.

Restatement: The restatement for the year ended March 31, 2009 had the effect of reducing interest expense by $1,127,138 from an expense of $886,945 to a benefit of $240,193 and a reduction in the loss from $3,823,415 to $2,696,277 and from $0.05 loss per share to $0.04 loss per share.  The restatement for the year earlier, March 31, 2008, had the effect of increasing interest expense by $1,272,445 from $851,843 to $2,214,289 and an increase in the loss from $2,450,084 ($0.06 per share) to $3,722,529 ($0.08 loss per share). These restatements had no impact on the cash position of the Company and were all non-cash adjustments. These restatements were the result of:

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

3)
Accordingly, the Company is restating the financial statements included herein. In summary, at March 31, 2008, the year end fair market adjustment resulted in additional interest expense of $1,272,446 and a increase in the net loss for the period of a like amount and at March 31, 2009 the Company has a reduction of interest expense by $1,127,138 and a decrease in the net loss for the period of the same amount.

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

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

We have experienced net losses and negative cash flows from operations and investing activities for the fiscal years 2009 and 2008. The aggregate restated net losses for the last two fiscal years aggregated $2,696,277 and $3,722,529, respectively, resulting in a decreased loss in the current year of $1,026,252. Contributing factors to the 2009 results of operations were an increase in the allowance for bad debts of $970,501, an increase in selling, general and administrative expenses of $1,100,783, offset by $2,127,500 from the issuance of stock for services and interest and stock option expense of $358,362 compared to only $301,722 for stock issue for services in 2008 and the credit to interest expense for the year of $1,127,138 from the reduction in the derivative liability for the year. Therefore, on a net cash basis, the selling, general and administrative expenses declined from $2,394,785 to $1,312,428, or a reduction of 45%. We have funded our operations to date by borrowings from third parties and investors, a substantial portion of which are convertible into our common stock. In fiscal 2008, we completed a long-term debt financing in the gross amount of $1,469,482 and sales of common stock of $1,115,312. The inability of the Company to raise capital through the private sale of common stock or through the issuance of debt instruments at acceptable prices and in a timely manner will have a negative impact on the results of operations and viability of the Company.

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

At March 31, 2009, the Company aggregate of accounts payable, accrued liabilities and notes due within one year has increased to $12,676,920 from $4,424,717.  These obligations together with operation costs will have to be funded from operations and additional funding from debt and equity offerings.

The effects of the restatements had the cumulative effect of increasing the net working capital deficits at March 31, 2009 and 2008 by $3,318,782 and $1,683,325 from those previously reported to $11,736,639 and $4,600,640, respectively. The adjustments had the cumulative effect of reducing additional paid in capital in each period by $13,611,459 and $13,487,384, respectively, and reducing the accumulated deficit at March 31, 2009 and 2008 by $10,292,677 and $9,165,538, respectively, which resulted in restated stockholders’ equity/(deficit) of $(5,753,161) and $(8,053,745), respectfully.

The Company was in default at year end on a loan secured by substantially all of the assets of the manufacturing business as a result of non-payment of principal and interest as due. Subsequently, the lender and the Company negotiated a new payment schedule and the payment of fees and expenses aggregating approximately $39,000, thereby curing the breach.

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

Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts when management estimates collectibility to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $806,846 and $34,149 at March 31, 2009 and 2008.

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

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. The Company performs an annual impairment test each year and in the event that facts and circumstances indicate that goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required. The Company’s testing approach will utilize a discounted cash flow analysis to determine the fair value of its reporting units for comparison to their corresponding book values. If the book value exceeds the estimated fair value for a reporting unit, a potential impairment is indicated and Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” prescribes the approach for determining the impairment amount, if any.

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

Components of Cost of Sales - Cost of sales is comprised of raw material costs including freight and duty, inbound handling costs associated with the receipt of raw materials, contract manufacturing costs, third party bottling and packaging, maintenance and storage costs, plant and engineering overhead allocation, terminals and other warehousing costs, and handling costs. Lumea’s cost of goods sold is comprised of gross labor and related payroll taxes and fees.

Selling Expenses - Included in selling and general administrative expenses are the commission expenses for both employees and outside sales representatives ranging from 1.5% to 11.5% per dollar of sales. The Company expends significant amounts to advertise and distinguish its products from those of its competitors through the use of in-store advertising, printed media, internet and broadcast media. Lumea’s sales staff is compensated with a base pay plus commissions on new business developed.

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

Concentrations of Credit Risks - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. With respect to accounts receivable, such receivables are primarily from distributors and retailers located in the United States and foreign distributors. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition.  At March 31, 2009 and 2008, the amounts due from foreign distributors were $1,363,756 and $495,952, which represent 32.2% and 53.2% of accounts receivable, respectively.

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

Litigation - The Company is and may become a party in routine legal actions or proceedings in the ordinary course of its business. The Company is a defendant in one case for the payment of advertising costs in which the Company does not believe that the services were adequately performed. Management does not believe that the outcome of these routine matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Environmental - The Company’s operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company must devote substantial financial resources to ensure compliance, and it believes that it is in substantial compliance with all the applicable laws and regulations.

New Accounting Pronouncements

GAAP Hierarchy

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” GPG does not expect the adoption of SFAS No. 162 to have a material effect on its results of operations and financial position.

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

Non-controlling Interests

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal 2010. We do not expect the adoption of SFAS No. 160 to have a material effect on its results of operations and financial position.

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

Restatement of Previously Issued Financial Statements

On August 5, 2009 and reported on Form 8-K on August 7, 2009, the Company announced that its previously issued financial statements for the years ended March 31, 2007 through 2009 included in the Company’s Forms 10-K, and for fiscal quarters from September, 30, 2006 through December 31, 2008 included on the Company’s Forms 10-Q, should no longer be relied upon (collectively, the “Affected Periods”).

Management began a review of its reporting policies with respect to the accounting for derivatives related to warrants issued by the Company for conversion to common stock and the embedded derivatives included in the convertible notes payable for the Affected Periods. As a result, the management determined that its accounting for such derivatives was not applicable under the guidance of Emerging Issues Task Force Staff Position EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,”  but was instead applicable to the guidance of Statement of Financial Accounting Standards No 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities,”  Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” Emerging Issues Task Force Staff Position EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” together with interpretations and guidance by accounting standard setters, that, in summary, required all of our derivatives to be reflected as liabilities and not as equity instruments. This Form 10-K/A includes the changes to and restatements of the Affected Periods prior to and including March 31, 2009.

Evaluation of Disclosure Controls and Procedures

At the time our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 was filed on July 17, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.  Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1943, as amended) as of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of the material weakness in our internal control over financial reporting of derivatives and embedded derivatives from the misinterpretation of the accounting literature in accordance with generally accepted accounting principles (“GAAP”).

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being March 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation and the conclusions described above, our Company’s Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during our last fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financial reporting. In order to evaluate the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses except for Lumea, Inc. and its subsidiaries which first acquired assets and operations on March 1, 2009 and whose financial statements constitute 63% of total assets and 63% and 13% of revenue and net loss for the year ended March 31, 2009, respectively.  Further discussion of this business can be found in Notes 1 and 16 of Notes to Consolidated Financial Statements in Item 8.

Based on this evaluation, management concluded that our Company’s internal control over financial reporting was not effective as of March 31, 2009 as a result of the material weakness in the application of GAAP described above. Management believes that this material weakness has no affect on our ability to present GAAP-compliant financial statements in this Form 10-K/A.  During our re-evaluation we were able to recognize and adjust our financial records to properly present our financial statements and we were therefore able to present GAAP-compliant financial statements. Management does not believe that the weakness with respect to its procedures and controls had a pervasive effect upon the financial reporting and overall control environment due to our ability to make the necessary adjustments to our financial statements.

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

Management’s Remediation Initiatives

In addition to the re-evaluation discussed above, management has, subsequent to March 31, 2009, implemented or is implementing the following procedures to address the material weakness noted above, including the following:

•	Enhanced the access to accounting literature, research materials and documents.
•	Identified third party professionals with whom to consult regarding complex accounting applications.
•	Looking to additional staff to supplement our current accounting professionals with the requisite experience and training.

The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Pat Choate has been a director since May 2006. Pat Choate is a political economist, think tank strategist, policy analyst, and author who studies U.S. competitiveness and public policy. Presently, he directs a Washington-based policy institute, the Manufacturing Policy Project, and teaches Advanced Issues Management at George Washington University’s Graduate School of Political Management. Mr. Choate also co-hosts the nationally syndicated weekly radio program “The Week Ahead.” Since the beginning in July 2006, Pat has been a nightly newsmaker on a Washington radio show hour where he discusses the issues of the day with guests in the news and the call in audience. Mr. Choate has a varied career in the private and public sectors. His public positions include that of economic advisor to two Governors of the State of Oklahoma, Commissioner of Economic Development for the State of Tennessee, and senior positions in the Federal Government at the US Commerce Department and the Office of Management and Budget. In the 1980’s, Pat Choate was Vice President for Policy for TRW, a diversified multinational corporation. Mr. Choate is the author of six books, dozens of monographs, and hundreds of articles on competitiveness, management, and public policy. Today, he is Director of the Manufacturing Policy Project, a Washington based public policy institute.

Board of Directors

Our bylaws state that the Board of Directors shall consist of not less than one person. The specific number of Board members within this range is established by the Board of Directors and is currently set at three. The terms of all directors will expire at the next annual meeting of our company’s stockholders, or when their successors are elected and qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the Board of Directors. There are no arrangements or understandings between our company and any other person pursuant to which he was or is to be selected as a director, executive officer or nominee. There are no other persons whose activities are material or are expected to be material to our company’s affairs.

The Board of Directors met three times during fiscal 2009. During that time, each Board member attended all of the meetings of the Board held during that period.

Board of Directors - Committees

We have an Audit Committee and a Compensation Committee.

Audit Committee. The Audit Committee, currently consisting of Mr. Miller and Mr. Choate, reviews the audit and control functions of Green Planet Group, Inc., the Company’s accounting principles, policies and practices and financial reporting, the scope of the audit conducted by our company’s auditors, the fees and all non-audit services of the independent auditors and the independent auditors’ opinion and letter of comment to management and management’s response thereto. The Audit Committee was designated on October 1, 2005 and held two meetings during the fiscal year ended March 31, 2009.

Compensation Committee. The Compensation Committee is currently comprised of two non-employee Board members, Pat Choate and Edward Miller. The Compensation Committee reviews and recommends to the Board the salaries, bonuses and prerequisites of our company’s executive officers. The Compensation Committee also reviews and recommends to the Board any new compensation or retirement plans and administers such plans. No executive officer of our company serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our company’s Board of Directors or Compensation Committee. The Compensation Committee held one meeting during the fiscal year ended March 31, 2009.

Audit Committee Financial Expert

The Company has a standing Audit Committee that includes two members. Mr. Miller has been designated as the “Audit Committee Financial Expert,” as defined by Regulation S-K, and is an “independent” director, as defined under the rules of NASDAQ National Stock Market and the SEC rules and regulations.

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

Security Ownership of Certain Beneficial Owners

	Amount of	Percent
Name and Address of Beneficial Owner	Beneficial Ownership	of Class (1)

Michael Brannon	6,122,269	5.0%
7430 E. Butherus Dr.
Scottsdale, AZ 85260

Edmond Lonergan	8,879,834	7.2%
Chairman, CEO, President
7430 E. Butherus Dr.
Scottsdale, AZ 85260

T Squared Investments LLC	6,786,400	5.5%
1325 Sixth Avenue, Floor 28
New York, NY 10019

Cliff Blake	9,955,500	8.1%
33747 N. Scottsdale Road, Suite 135
Scottsdale, AZ 85266

All executive officers and directors as	11,954,834 (2)	9.7%
a group (5 persons)
____________
(1)	Rounded to the nearest tenth of a percent.
(2)	Includes shares beneficially owned by officers and directors.

Security Ownership of Management

	Amount of	Percent
Name and Address of Beneficial Owner	Beneficial Ownership	of Class (1)

Edmond Lonergan	8,879,834	7.2%
Chairman, President
7430 E. Butherus Dr.
Scottsdale, AZ 85260

James Marshall	1,800,000	1.5%
Chief Financial Officer
7430 E. Butherus Dr.
Scottsdale, AZ 85260

Kenneth Bennett	1,000,000	0.8%
Vice President and Director
7430 E. Butherus Dr.
Scottsdale, AZ 85260

Edward Miller	85,000	0.1%
Director
7430 E. Butherus Dr.
Scottsdale, AZ 85260

Pat Choate	190,000	0.2%
Director
7430 E. Butherus Dr.
Scottsdale, AZ 85260

Total	11,954,834	9.7%
____________
(1)	Rounded to the nearest tenth of a percent.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

GREEN PLANET GROUP, INC.

Dated: February 22, 2010	By:	/s/ Edmond L. Lonergan

By: Edmond L. Lonergan Its: Chief Executive Officer (Principal Executive Officer) and Director

Dated: February 22, 2010	By:	/s/ James C. Marshall

By: James C. Marshall Its: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 22, 2010	/s/ Edmond L. Lonergan

Edmond L. Lonergan – Chief Executive Officer and Director

Dated: February 22, 2010	/s/ James C. Marshall

James C. Marshall – Chief Financial Officer and Director

Dated: February 22, 2010	/s/ Kenneth Bennett

Kenneth Bennett – Director

Dated: February 22, 2010	/s/ Ed Miller

Ed Miller – Director

Dated: February 22, 2010	/s/ Pat Choate

Pat Choate – Director

EXHIBIT INDEX

Number	Exhibit

2.1	Purchase and Sale Agreement dated as of January 5, 2007 between Dyson Properties, Inc. and ATME Acquisitions, Inc., and wholly owned subsidiary of EMTA Holdings, Inc. (2)
3.1	Certificate of Incorporation (1)
3.2	By-Laws (1)
4.1	Form of Callable Secured Convertible Note (1)
4.2	Form of Stock Purchase Warrant (1)
4.3	Amendment to Warrant (1)
10.1	Agreement, dated October 1, 2004, between EMTA Corp. and Corporate Architects, Inc. (1)
10.2	Agreement, dated June 15, 2006, between the Company and James Marshall (1)
10.3	Securities Purchase Agreement, dated April 28, 2006, by and among the Company, AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (1)
10.4	Registration Rights Agreement, dated April 28, 2006, by and among the Company, AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (1)
10.5	Security Agreement, dated as of April 28, 2006, by and among the Company, AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (1)
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

Item 8.     Financial Statements and Supplementary Data

INDEX

Page

Years Ended March 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm - Semple, Marchal & Cooper, LLP	F-2

Consolidated Balance Sheets As of March 31, 2009 and 2008 (Restated)	F-3

Consolidated Statements of Operations For the Years Ended March 31, 2009 and 2008 (Restated)	F-4

Consolidated Statements of Stockholders’ Equity/(Deficit) For the Years Ended March 31, 2009 and 2008 (Restated)	F-5

Consolidated Statements of Cash Flows For the Years Ended March 31, 2009 and 2008 (Restated)	F-6 – F-7

Notes to Consolidated Financial Statements March 31, 2009 and 2008	F-8 – F-49

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Green Planet Group, Inc.

We have audited the accompanying consolidated balance sheets of Green Planet Group, Inc. as of March 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity/(deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Planet Group, Inc. at March 31, 2009 and 2008, and the results of its operations, changes in stockholders’ equity/(deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Semple, Marchal & Cooper, LLP

Semple, Marchal & Cooper, LLP

Phoenix, Arizona
July 14, 2009, except for Notes 9, 11 and 17 for which the date is February 8, 2010

INDEPENDENT MEMBER OF THE BDO SIEDMAN ALLIANCE

Green Planet Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	March 31,
ASSETS	2009	2008
	(Restated)	(Restated)
Current Assets:
Cash	$470,288	$59,544
Accounts receivable, net of allowance for doubtful accounts	4,349,866	932,125
Notes receivable	–	137,500
Inventory	369,403	416,793
Prepaid expenses	1,654,432	330,289
Total Current Assets	6,843,989	1, 876,251
Property, plant and equipment, net of accumulated depreciation	1,900,834	1,786,967
Other Assets:
Other assets	295,372	267,529
Intangible assets	3,745,025	633,611
Goodwill	8,979,822	–
Total Other Assets	13,020,219	901,140
Total Assets	21,765,042	$4,564,358

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities:
Accounts payable	$1,210,127	$815,936
Accounts payable - affiliates	165,565	–
Accrued liabilities	4,765,026	1,657,416
Cashless warrant liability	57,876	257,379
Notes payable and amounts due within one year	6,536,202	1,951,365
Derivative liability	791,732	1,794,795
Convertible notes payable	5,054,100	–
Total Current Liabilities	18,580,628	6,476,891
Notes payable due after one year	9,061,650	1,087,112
Convertible notes payable	–	5,054,100
Total Liabilities	27,642,278	12,618,103
Stockholders’ Equity:
Preferred Stock, $0.001 par value, 1,000,000 authorized;
no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 250,000,000
authorized, issued and outstanding 117,440,764
and 54,885,103 at March 31, 2009 and
2008, respectively	117,441	54,885
Additional paid-in capital	14,590,073	9,779,844
Accumulated Deficit	(20,584,750)	(17,888,474)
Total Stockholders’ Equity/(Deficit)	(5,877,236)	(8,053,745)
Total Liabilities and Stockholders’ Equity/(Deficit)	$21,765,042	$4,564,358

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended
	March 31,
	2009	2008
Revenue:	(Restated)	(Restated)

Sales, net of returns and allowances	$9,170,794	$2,769,949
Cost of sales	7,030,015	1,305,328

Gross Profit	2,140,779	1,464,621

Operating Expenses:
Selling, general and administrative	3,798,290	2,696,506
Depreciation and amortization	308,833	247,768
Allowance for bad debts	970,542	41
Research and development	–	118,546

Total Operating Expenses	5,077,665	3,062,861

Loss From Operations	(2,936,886)	(1,598,240)

Other Income and (Expense):
Other income	416	–
Interest (expense)/income	240,193	(2,124,289)

Loss before provision for income taxes	(2,696,277)	(3,722,529)

Provision for/(benefit of) income taxes	–	–

Net Loss	$(2,696,277)	$(3,722,529)

Earnings (Loss) per share:
Basic and diluted loss per share	$(0.04)	$(0.08)
Weighted average shares outstanding	73,612,313	44,490,994

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity/(Deficit)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
			(Restated)	(Restated)	(Restated)

Balance March 31, 2007 (Restated)	40,396,004	40,396	8,176,899	(14,165,945)	(5,948,650)

Shares issued for cash	9,050,000	9,050	1,106,262		1,115,312
Shares issued for services of employees and others	4,239,099	4,239	297,483		301,722
Shares issued on conversion of debt (Restated)	1,200,000	1,200	199,200		200,400
Net loss for the year ended March 31, 2008 (Restated)				(3,722,529)	(3,722,529)

Balance March 31, 2008 (Restated)	54,885,103	$54,885	$9,779,844	$(17,888,474)	$(8,053,745)

Shares issued for cash	13,531,000	13,531	1,263,409		1,276,940
Shares issued for acquisition	21,699,661	21,700	1,063,283		1,084,983
Shares issued for services of consultants and others	25,425,000	25,425	2,039,075		2,064,500
Shares issued for interest payments	700,000	700	62,300		63,000
Shares issued on conversion of debt	1,200,000	1,200	23,800		25,000
Stock option expense			358,362		358,362
Net loss for the year ended March 31, 2009 (Restated)				(2,696,277)	(2,696,277)

Balance March 31, 2009 (Restated)	117,440,764	$117,441	$14,590,073	$(20,584,750)	$(5,877,236)

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the year ended
	March 31,
	2009	2008
	(Restated)	(Restated)
Cash Flows from Operating Activities:
Net Loss	$(2,696,277)	$(3,722,529)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	308,833	247,768
Bad debt provision	970,542	–
Inventory valuation	84,176	–
Amortization of debt discount	267,441	295,050
Change in derivative valuation	(1,127,138)	1,272,446
Shares issued for services and interest	2,127,500	289,722
Stock grants to employees	358,362	12,000
Cashless warrant conversion	(199,503)	199,096
Changes in assets and liabilities, excluding
effects of acquisitions:
Receivables	(3,417,741)	(864,554)
Inventories	(36,786)	169,660
Prepaids	(1,432,612)	(34,545)
Other assets	(186,813)	9,805
Intangibles and goodwill	(12,148,767)	–
Accounts payable	394,193	175,080
Accounts payable - affiliates	165,565	–
Accrued liabilities	3,107,610	261,353
Cash provided (used) by operating activities	(13,461,415)	(1,689,649)
Investing Activities:
Capital expenditures	(332,435)	(12,090)
Acquisitions of business	–	(119,760)
Note receivable	137,500	(137,500)
Cash used by investing activities	(194,935)	(269,350)
Financing Activities:
Net borrowings of debt	12,871,300	1,413,442
Repayment of debt	(81,146)	(611,327)
Net proceeds from issuance of common shares	1,276,940	1,115,312
Net cash used by financing activities	14,067,094	1,917,427
Net increase (decrease) in cash	410,744	(41,572)
Cash at beginning of period	59,544	101,116
Cash at end of period	$470,288	$59,544

(Continued)
See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Continued)

	For the year ended
	March 31,
	2009	2008
	(Restated)	(Restated)
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$126,689	$367,536
Income taxes	$–	$–

Non Cash Activities:
Notes payable converted to common stock	$(25,000)	$(100,200)
Common stock issued for notes payable	1,200	1,200
Additional paid-in capital from conversion of note payable	23,800	99,000
	$–	$–

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2009 and 2008

Note 1 - The Company

The Company - Green Planet Group, Inc.  (which is referred to herein together with its subsidiaries as “Green Planet,” “GPG,” “the Company,” “we”, “us” or “our”), formerly EMTA Holdings, Inc. and before that Omni Alliance Group, Inc., was organized and incorporated in the state of Nevada. On March 31, 2006, we changed our name from Omni Alliance Group, Inc. to EMTA Holdings, Inc., and on May 22, 2009 we changed the name through merger with a wholly owned subsidiary  to Green Planet Group, Inc. Our common stock now trades on the OTC-Bulletin Board market under the trading symbol “GNPG:OB.”

Nature of the Business - We are a specialty energy conservation chemical company that produces and supplies technologies to the global transportation, industrial and consumer markets. These technologies include gasoline, oil and diesel additives for engines and other transportation-related fluids and industrial lubricants.

Acquisitions and Mergers

XenTx Lubricants, Inc. - Effective January 1, 2007 the Company has acquired Dyson Properties, Inc. Dyson manufactures and sells automotive racing and performance oils and lubricants under the name Synergyn Racing and also produces products under contract to third parties. The Synergyn line established in 1987 compliments the XenTx line and gives EMTA manufacturing and distribution capabilities from the Synergyn plant in Durant, OK. In 2008, Dyson Properties, Inc. changed its name to XenTx Lubricants, Inc.

This acquisition gave the Company the ability to manufacture, bottle and distribute its products through the Dyson location in Durant OK. We expect to expand distribution of both product lines through the cross marketing of each other’s products.

The aggregate purchase price was $2,100,000, paid in cash and stock. The initial payment of $100,000 was made on January 9, 2007. An additional $150,000 was paid on the Closing Date, July 5, 2007. The balance of $254,240 will be paid in December 31, 2009. In addition, on March 26, 2007 the Company issued 1,400,000 shares of common stock to the seller and the right to 1,400,000 warrants to acquire a like number of shares on a cashless basis at an exercise price of $0.75 per share for a period of three years from the Closing Date. In addition, the seller will be entitled to a royalty for all sales of the Synergyn products for five years at a rate of $0.20 per gallon or $0.20 per pound as the case may be, paid quarterly on the first $600,000 of royalties earned during the royalty term and $0.10 per gallon or per pound thereafter for the remainder of the royalty term.  During the year ended March 31, 2008, the purchase price was adjusted by $119,760 pursuant to the Purchase Agreement

The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

Cash and receivables	$22,122
Inventory	129,855
Property and equipment	1,893,151
Total assets acquired	2,045,128
Total liabilities assumed	1,371,112
Net assets acquired	$674,016

Lumea, Inc. - Effective March 1, 2009, the Company through its wholly owned subsidiary Lumea, Inc, formerly ATME Acquisitions, Inc., acquired certain assets and assumed certain liabilities of Easy Staffing Solutions, Inc. and its subsidiaries.  With these acquisitions Lumea became a supplier of the staffing needs for light industrial and other companies in 18 states.

The aggregate purchase price is $12,464,752, to be paid in by the assumption of debt, issuance of long term notes and the Company’s common stock to the seller.  The Company assumed $2,505,694 of the seller’s liabilities and issued two notes to the seller in the amounts of $5,750,000 and $3,000,000, at interest rates of 3.25% per annum each, the first loan requires monthly principal and interest payments of $100,000 through March 2014 and the second note requires the payment of principal and interest at maturity, March 1, 2014. The Company also issued 21,699,661 shares of common stock with a fair value at the time of purchase of $1,084,983, and 2,500,000 stock options valued at $124,075.  The options granted vest at a rate of 150,000 shares per quarter as a guarantee fee until the notes due the seller are paid in full and become exercisable at $0.046 per share.  The scheduled maturity of those notes is March 2014, by which time all of the options will have vested.  If the Company prepays the underlying notes, the vesting will cease and the unvested options will become unexercisable.

The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

Property and equipment	$191,910
Customer relationships	3,293,020
Goodwill	8,979,822
Total assets acquired	12,464,752
Total liabilities assumed	11,255,694
Net assets acquired	$1,209,058

Continuance of Operations

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to develop products and operate its sales force and to acquire additional businesses.   The Company has negative working capital, has incurred operating losses and requires additional capital to fund development activities, meet its obligations and maintain its operations. These conditions raise doubt about the Company’s ability to continue as a going concern.  The Company completed a private offering of its restricted common stock in April 2008 with the sale of 10,206,000 shares, with net proceeds to the Company of $1,211,962.  Of this amount, $1,015,312 was received in the fourth quarter of 2008 and is included in the year ended March 31, 2008 and the balance was received in the first quarter of March 31, 2009.  Additionally, the Company also received $1,080,290 from the sale of restricted stock during the year ended March 31, 2009. The Company is in negotiations to obtain additional necessary capital to complete its regulatory approvals, expand production and sales and generally meet its business objectives. The Company forecasts that the equity obtained and additional borrowing capacity will provide sufficient funds to complete its primary development activities and achieve profitable operations.  Accordingly, these financial statements do not include any adjustments that might result from this uncertainty.

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

Intangible Assets - Intangible assets consist of patents, trademarks, government approvals and customer relationships (including client contracts). For financial statement purposes, identifiable intangible assets with a defined life are being amortized using the straight-line method over the estimated useful lives of seven years for the EPA license and 5 years for the customer relationships. Costs incurred by the Company in connection with patent, trademark applications and approvals from governmental agencies such as the Environmental Protection Agency, including legal fees, patent and trademark fees and specific testing costs, are expensed as incurred. Purchased intangible costs of completed developments are capitalized and amortized over an estimated economic life of the asset, generally seven years, commencing on the acquisition date. Costs subsequent to the acquisition date are expensed as incurred.

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

Litigation - The Company is and may become a party in routine legal actions or proceedings in the ordinary course of its business. Management does not believe that the outcome of these routine matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Environmental - The Company’s enhancement products and related operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company must devote substantial financial resources to ensure compliance, and it believes that it is in substantial compliance with all the applicable laws and regulations.

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

Note 3 - Inventories

Inventory consists of finished goods, work in process and raw material as follows:

	March 31, 2009	March 31, 2008

Finished goods	$173,523	$340,087
Raw material	195,880	76,706
	$369,403	$416,793

Note 4 - Property, Plant and Equipment

At March 31, 2009 and 2008, equipment and computers consisted of the following:

	March 31, 2009	March 31, 2008

Property and plant	$1,452,146	$1,442,401
Equipment and computers	746,611	518,504
Less accumulated depreciation	(297,923)	(173,938)
Net equipment and Computers	$1,900,834	$1,789,967

During the years ended March 31, 2009 and 2008, depreciation and amortization expense was $127,227 and $121,046, respectively.

During the year ended March 31, 2008, the carrying values of assets acquired from XenTx Lubricants, Inc. were reduced by $119,760 in accordance with the Purchase Agreement.

Note 5 - Intangible Assets and Goodwill

Intangible assets consist of technology of production and license rights under the Environmental Protection Agency to market one of the products acquired in the acquisition of White Sands, L.L.C. on March 31, 2006. The Company intends to market the related products as soon as production and marketing strategies can be completed. The Company is amortizing this investment over its estimated useful life of seven years on a straight line basis. For the years ended March 31, 2009 and March 31, 2008, amortization was $126,722 in each year. The customer relationships are the value of the purchased business relationships acquired as part of the purchase by Lumea of the staffing business on March 1, 2009.  The amortization of this intangible is being amortized over 5 years and for the period ended March 31, 2009 the amortization was $54,884.

Intangible assets subject to amortization:

	Weighted	March 31, 2009
	Average	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount

Intangible assets subject to amortization:
EPA licenses	7 years	$887,055	$380,166	$506,889
Customer relationships	5 years	3,293,020	54,884	3,238,136
		$4,180,075	$435,050	$3,745,025

Goodwill not subject to amortization:
Goodwill:
Goodwill		$8,979,822	$–	$8,979,822
		$8,979,822	$–	$8,979,822

Intangible assets subject to amortization:
	Weighted	March 31, 2008
	Average	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount

Intangible assets subject to amortization:
EPA licenses	7 years	$887,055	$253,444	$633,611
		$887,055	$253,444	$633,611

The scheduled amortization to be recognized over the next five years is as follows:

2010	$785,326
2011	$785,326
2012	$785,326
2013	$785,326
2014	$603,721

Note 6 - Accrued Liabilities

Accrued liabilities consist of the following as of March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008

Accrued marketing and advertising	$300,000	$300,000
Accrued reimbursement to product testing partner	978,151	978,151
Accrued interest	804,717	288,046
Accrued payroll, taxes and benefits	2,446,929	–
Other	235,229	91,219
	$4,765,026	$1,657,416

As part of our testing of products and new applications the Company agreed to reimburse one of our testing partners for the costs incurred in such testing.

Note 7 - Notes and Contracts Payable

	March 31,
	2009	2008

Revolving line of credit against factored Lumea receivables (2)	$2,055,015	$–
Bank loans, payable in installments	359,803	287,943
Mortgage loan payable, monthly payments of principal and interest at 3 month LIBOR plus 4.7% (1)	806,853	807,062
Payments due seller of XenTx Lubricants	254,240	254,240
Loan from Dyson	60,000	35,000
Notes payable	1,476,650	1,396,232
Loans from individuals, due within one year	471,356	258,000
Purchase note payable	1,575,139	–
Purchase note 1	5,650,000	–
Purchase note 2	2,888,796	–

Total	15,597,852	3,038,477
Less current portion	6,536,202	1,951,365

Long-term debt	$9,061,650	$1,087,112
____________
(1)	In conjunction with the acquisition of Dyson, the mortgage became payable as a result of the change of control of that company. The Company is in the process of refinancing the property.
(2)	The Company maintains a $7 million line of credit relating to its factored accounts receivable.

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

Notes payable include amounts due in one year consists of the loan from Shelter Island Opportunity Fund with interest at 12.25% per annum and secured by the plant and equipment in Durant, Oklahoma. Subsequent to the end of the year, the lender and the Company have negotiated a modified payment schedule to bring this loan current. In conjunction with this settlement, substantial portions of this note will subsequently be reflected as long-term.  Purchase Notes 1 and 2 are secured by all of the business assets of Lumea.  Maturities for the remainder of the loans are as follows:

2011	$1,366,644
2012	$1,307,703
2013	$1,356,881
2014	$4,556,874
Thereafter	$473,548

The balance of the notes payable consist of commercial loans of a vehicles and equipment in the normal course of business.

The Loans from individuals includes four loans which are all due within one year and bear interest from 9% to 12%.

Note 8 - Income Taxes

Through March 31, 2009, we recorded a valuation allowance of $5,871,215 against deferred income tax assets primarily associated with tax loss carry forwards. Our significant operating losses experienced in prior years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.

We have net operating loss carry forwards of approximately $14,255,779. Our net operating loss carry forwards will expire between 2025 and 2029.

Significant components of our deferred tax assets and liabilities at the balance sheet dates were as follows:

	March 31,
	2009	2008

Deferred Tax Assets and Liabilities
Deferred tax assets:
Net operating loss carryforwards	$5,480,393	$4,594,546
Allowance for doubtful accounts	390,822	16,204
Total	5,871,215	4,610,750
Less: Valuation allowance	(5,871,215)	(4,610,750)
Total deferred tax assets	–	–
Total deferred tax liabilities	–	–
Net deferred tax liabilities	$–	$–

A reconciliation of the federal statutory rate to the effective tax rate is as follows:

	Fiscal Years Ended March 31,
	2009	2008

Reconciliation
Income tax credit at statutory rate	$(780,303)	$(765,364)
Effect of state income taxes	(105,545)	(103,508)
Valuation allowance	885,848	868,872
Income taxes (credit)	$–	$–

Future realization of the net operating losses is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 34% Federal income tax rate. The net operating losses expire as follows:

Amount

2025	$1,524,541
2026	5,132,298
2027	3,052,902
2028	2,251,030
2029	2,295,008
Total net operating loss available	$14,255,779

Note 9 - Fair Value Measurements

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

The Company records liabilities related to its derivative liability (See Note 11 – Derivative Financial Instruments) and the cashless warrant liability, both consisting of warrants and options outstanding, at their fair market values as provided by SFAS No. 157.

The following table provides fair market measurements of the derivative liaibility and cashless warrant liaibility as of March 31, 2009:

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)

Derivative liability	$791,732
Cashless warrant liability	57,876
$849,608

The change in fair market value of the derivative liability and cashless warrant liability is included in interest expense in the Consolidated Statements of Operations.

The following table provides a reconciliation of the beginning and ending balances of the derivative liability and cashless warrant liability as of March 31, 2009:

	Derivative liability	Cashless warrant liability	Total

Beginning balance April 1, 2008	$1,794,796	$257,379	$2,052,174
Change in fair market value of derivative liability and cashless warrant liability	(1,003,064)	(199,503)	(1,202,567)
Ending balance Marcch 31, 2009	$791,732	$57,876	$849,608

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other short-term liabilities, and capital lease obligations.

Note 10 – Convertible Debt

The Company entered into a Convertible Loan Agreement which also entitled the lenders to warrants and to convert the loans, at their option, to common stock of the Company. The debt is convertible at a rate of 50% of the then current market price at the time of conversion. At March 31, 2009, the value of the 6% Convertible Notes, with interest quarterly, was as follows:

Maturity	Face Amount	Conversion Derivative	Balance

April 28, 2009	$327,050	$327,050	$657,100
August 17, 2009	700,000	700,000	1,400,000
October 28, 2009	300,000	300,000	600,000
November 10, 2009	1,200,000	1,200,000	2,400,000
Total	$2,527,050	$2,527,050	$5,054,100

Interest expense for the year ended March 31, 2009 and 2008 was $151,623 and $154,507, respectively.

Note 11 – Derivative Financial Instruments

In connection with various financings through November 10, 2006, the Company has issued warrants to purchase shares of common stock in conjunction with the convertible notes to purchase 12,000,000 shares of common stock at an exercise price of $2.50 per share. The Company also issued warrants to a broker in the transaction for the exercise of 70,000 shares of common stock at an exercise price of $2.50. These warrants expire if not exercised at various dates in 2013 through November 10, 2013. At March 31, 2009, all of the 12,000,000 warrants have been issued entitling the lender to one share for each warrant at an exercise price of $2.50 per share.

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

In additional, in conjunction with financings, purchases and consulting transactions between April 1, 2007 and March 31, 2009 the Company issued additional warrants, net of expirations, to purchase 8,725,000 shares of the Company’s common stock at exercise prices between $0.04 and $2.50 per share.  At March 31, 2009, 2,500,000 options were not exercisable.  The options granted vest at a rate of 150,000 shares per quarter as a guarantee fee until the notes due the seller are paid in full and become exercisable at $0.046 per share.  The scheduled maturity of those notes is March 2014, by which time all of the options will have vested.  If the Company prepays the underlying notes, the vesting will cease and the unvested options will become unexercisable.  No warrants or options have been exercised.

At March 31, 2009, there were 20,725,000 shares subject to warrants and options at a weighted average exercise price of $1.69.

	Number of Shares	Weighted Average
	Subject to Outstanding	Remaining
	Warrants and Options	Contractual Life
Exercise Price	and Exercisable	(years)

$ 0.75	5,775,000	3.25
$ 2.50	12,450,000	4.26
	18,225,000
Not exercisable	2,500,000
	20,725,000

In addition to the spot price of the stock and remaining term of the warrant, other factors used in the binomial model included in the analysis at March 31, 2009 were the volatility of 230.5%, risk free rate of between 0.56% and 3.19% and a dividend rate of $0 per period.

Note 12 - Commitments and Contingencies

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

Note 13 - R  elated Party Transactions

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

Note 14 - Company Stock

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

During the year ended March 31, 2008, the Company issued 5,775,000 warrants at an exercise price of $0.75 per share and 519,750 cashless warrants at an exercise price of $0.75 for a period of 5 years in conjunction with a loan funding in June of 2007.  The Company also issued warrants to purchase 500,000 shares at an exercise price of $0.75 for a term of two years in conjunction with the investor’s purchase of common stock that expire on May 21, 2009.

At March 31, 2009, the status of outstanding warrants is as follows:

Issue Date	Shares Exercisable	Weighted Average Exercise Price	Expiration Date

September 27, 2005	450,000	$2.50	September 26, 2010
April 29, 2006	1,866,667	$2.50	April 28, 2013
June 28, 2006	5,000,000	$2.50	August 10, 2013
August 17, 2006	1,633,333	$2.50	August 17, 2013
October 28, 2006	700,000	$2.50	October 28, 2013
November 10, 2006	2,800,000	$2.50	November 10, 2013
May 21, 2007	500,000	$.75	May 20, 2009
July 1, 2007	5,775,000	$.75	June 30, 2012
Cashless April 20-November 10, 2006	700,000	$2.50	April 9 - November 10, 2015
Cashless March 26, 2007	1,400,000	$.75	March 26, 2010
Cashless July 1, 2007	519,750	$.75	June 30, 2012
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

Note 15 - Earnings (Loss) Per Share

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

Note 16 – Segment Reporting

Green Planet Group, Inc. has two reportable segments: the engine, fuel additives and green energy products and the industrial staffing segments.  The first segment is comprised of the XenTx Lubricants, EMTA Corp. and White Sands entities and the staffing segment is comprised of Lumea, Inc. and its operating subsidiaries. Prior to March 1, 2009, Green Planet Group, Inc. only had the first reporting segment of business.

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

	Additives &		Corporate
	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
United States sales	$2,348,053	$5,784,408	$–	$8,132,461
Foreign sales	1,038,333	–	–	1,038,333
Gross sales	3,386,386	5,784,408	–	9,170,794
Net sales	3,386,386	5,784,408	–	9,170,794
Depreciation and amortization	244,259	64,574	–	308,833
Interest (expense)/income	(218,519)	(67,317)	526,029	240,193
Loss before income taxes	(1,263,515)	(362,912)	(1,069,850)	(2,696,277)
Net loss	(1,263,515)	(362,912)	(1,069,850)	(2,696,277)

Balance sheet information:
Total assets	4,146,987	13,729,688	3,888,367	21,765,042

Note 17 - Restatement of Prior Financial Statements

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

1)
The Company had previously treated the convertible debt and related warrants under the guidance of EITF 00-27 under which such converted or exercised instruments are recognized as equity but have restated the financial statements to account for the warrants as liabilities under the caption “derivative liability”  under the guidance of EITF 00-19, and owing to the unlimited nature of the potential issuances, the instruments are to be treated as liabilities or assets and revalued each reporting period.

2)
Under Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and Emerging Issues Task Force Staff Position EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which state in part that convertible instruments should be valued at their fair value at date of issuance and derivatives, such as warrants, should be valued at their fair value at issuance and each subsequent reporting date.

3)
Accordingly, the Company is restating the financial statements referred to above. In summary, in conjunction with the aggregate face amount of the convertible loans of $3,000,000 with net proceeds of $2,512,500, the Company estimates that at the closing of the various convertible loans in the year ended March 31, 2007 the Company will book an additional $3,000,000 of loan balance representing the 50% conversion feature of the instruments to common stock of the Company and a derivative liability of $39,207,874 for the then fair value of the warrants issued and outstanding. At  March 31, 2007, the Company is reporting  a credit of $13,960,334 to adjust for the “default warrants” issued in 2007 and originally accounted for under the guidance of  EITF 00-27 in error and is being restated under the guidance of EITF 00-19 with a change in fair market of $38,685,527 to adjust to the year end fair value  resulting in a net decrease of $10,437,986 in the net loss for March 31, 2007.  At March 31, 2008, the year end fair value adjustment  resulted in additional interest expense of $1,272,446 and a increase in the net loss for the period of a like amount and at March 31, 2009 the Company has a reduction of interest expense by $1,127,138 and a decrease in the net loss for the period of the same amount as a result of the fair value adjustment. The $13,960,334 reduction in additional paid in capital is being restated in each period presented subsequent to June 30, 2006, and the adjustments to accumulated deficit for each period is cumulative from the prior periods.  The Company also has restated its treatment of a stock option granted to a seller of the Easy Staffing in accordance with EITF 00-19 and not as a period cost as vested for the year ended March 31, 2009.  The effect of this restatement is to increase derivative liabilities by $148,857, decrease additional paid-in capital by $124,075, increase the loss for the period by $23,907 and increase the accumulated deficit by the same amount.

4)
In addition to the above changes, the Company also changed the presentation of its prepaid loan expenses from being netted against the loan amount to prepaid expenses and other assets depending on the scheduled maturity of the underlying debts.  This had the effect of increasing current and long term assets and increasing the loan amounts for each period being restated. The results of these changes are reflected in the following balance sheets and statements of operations for the years ended March 31, 2009, 2008 and 2007 and the quarterly periods ended June 30, 2007 and 2008, September 30, 2006, 2007 and 2008 and December 31, 2006, 2007 and 2008.

Consolidated Balance Sheets
	March 31, 2009
	As Originally			After
ASSETS	Reported	Adjustments		Restatement

Current Assets:
Cash	$470,288	$–		$470,288
Accounts receivable	4,349,866	–		4,349,866
Inventory	369,403	–		369,403
Prepaid expenses	1,495,461	158,971	A	1,654,432
Total Current Assets	6,685,018	158,971		6,843,989
Plant and equipment, net of accumulated depreciation	1,900,834	–		1,900,834
Other Assets:
Other assets	189,164	106,208	A	295,372
Intangible assets	3,745,025	–		3,745,025
Goodwill	8,979,822	–		8,979,822
Total Other Assets	12,914,011	106,208		13,020,219
Total Assets	$21,499,863	$265,179		$21,765,042

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities:
Accounts payable	$1,210,127	$–		$1,210,127
Accounts payable - affiliates	165,565	–		165,565
Accrued liabilities	4,765,026	–		4,765,026
Cashless warrant liability	57,876	–		57,876
Notes payable and amounts due within one year	6,429,994	106,208	A	6,536,202
Derivative liability	–	791,732	B+F	791,732
Convertible notes payable	2,474,287	2,579,813	C	5,054,100
Total Current Liabilities	15,102,875	3,477,753		18,580,628

Notes payable due after one year	8,955,442	106,208	A	9,061,650
Total Liabilities	24,058,317	3,583,961		27,642,278
Stockholders’ Equity:
Preferred Stock, $0.001 par value, 1,000,000 Authorized; no shares issued and outstanding	–	–		–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 117,440,103 at March 31, 2009	117,441	–		117,441
Additional paid-in capital	28,201,532	(13,611,459)	D	14,590,073
Accumulated deficit	(30,877,427)	10,292,677	E+F	(20,584,750)
Total Stockholders' Equity/(Deficit)	(2,558,454)	(3,318,782)		(5,877,236)
Total Liabilities and Stockholders' Equity/(Deficit)	$21,499,863	$265,179		$21,765,042

(Continued)

Consolidated Statements of Operations
	For the Year Ended March 31, 2009
	As Originally			After
	Reported	Adjustments		Restatement
Revenue:
Sales, net of returns and allowances	$9,170,794	$–		$9,170,794
Cost of sales	7,030,015	–		7,030,015

Gross Profit	2,140,779	–		2,140,779

Operating Expenses:
Selling, general and administrative	3,798,290	–		3,798,290
Depreciation and amortization	308,833	–		308,833
Allowance for bad debts	970,542	–		970,542
Total Operating Expenses	5,077,665	–		5,077,665
Loss From Operations	(2,936,886)	–		(2,936,886)

Other Income and (Expense):
Other income	416	–		416
Interest expense	(886,945)	1,127,138	B+F	240,193
Loss before provision for income taxes	(3,823,415)	1,127,138		(2,696,277)

Provision for/(Benefit of) income taxes	–	–		–

Net Loss	$(3,823,415)	$1,127,138		$(2,696,277)

Earnings (Loss) per share:
Basic and diluted earnings per share	$(0.05)	$0.01		$(0.04)
Weighted average shares outstanding	73,612,313	73,612,313		73,612,313

(Continued)

Consolidated Balance Sheets	March 31, 2008
	As Originally			After
ASSETS	Reported	Adjustments		Restatement
Current Assets:
Cash	$59,544	$–		$59,544
Accounts receivable	932,125	–		932,125
Notes receivable	137,500	–		137,500
Inventory	416,793	–		416,793
Prepaid expenses	62,849	267,440	A	330,289
Total Current Assets	1,608,811	267,440		1,876,251
Property, plant and equipment, net of accumulated depreciation	1,786,967	–		1,786,967
Other Assets:
Other assets	2,351	265,178	A	267,529
Intangible assets	633,611	–		633,611
Total Other Assets	635,962	265,178		901,140
Total Assets	$4,031,740	$532,618		$4,564,358

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable	$815,936	$–		$815,936
Accrued liabilities	1,657,416	–		1,657,416
Cashless warrant liability	257,379	–		257,379
Notes payable and amounts due within one year	1,795,398	155,967	A	1,951,365
Derivative liability	–	1,794,795	B	1,794,795
Total Current Liabilities	4,526,129	1,950,762		6,476,891

Notes payable due after one year	874,698	212,414	A	1,087,112
Convertible Notes Payable	2,362,815	2,691,285	C	5,054,100
Total Liabilities	7,763,642	4,854,461		12,618,103
Stockholders’ Equity:
Preferred Stock, $0.001 par value, 1,000,000 authorized;
no shares issued and outstanding	–	–		–
Common Stock, $0.001 par value, 250,000,000
authorized, issued and outstanding 54,885,103
at March 31, 2008	54,885	–		54,885
Additional paid-in capital	23,267,228	(13,487,384)	D	9,779,844
Accumulated deficit	(27,054,015)	9,165,541	E	(17,888,474)
Total Stockholders’ Equity/(Deficit)	(3,731,902)	(4,321,843)		(8,053,745)
Total Liabilities and Stockholders’ Equity/(Deficit)	$4,031,740	$532,618		$4,564,358

(Continued)

Consolidated Statements of Operations				Adjusted
	March 31,			March 31,
	2008	Adjustments		2008
Revenue:
Sales, net of returns and allowances	$2,769,949	$–		$2,769,949
Cost of sales	1,305,328	–		1,305,328

Gross Profit	1,464,621	–		1,464,621

Operating Expenses:
Selling, general and administrative	2,696,506	–		2,696,506
Depreciation and amortization	247,768	–		247,768
Allowance for bad debts	41	–		41
Research and development	118,546	–		118,546
Total Operating Expenses	3,062,861	–		3,062,861
Loss From Operations	(1,598,240)	–		(1,598,240)

Other Income and (Expense):
Interest expense	(851,843)	(1,272,446)	B	(2,124,289)
Loss before provision for income taxes	(2,450,084)	(1,272,446)		(3,722,529)

Provision for/(Benefit of) income taxes	–	–		–

Net Loss	$(2,450,084)	$(1,272,446)		$(3,722,529)

Earnings (Loss) per share:
Basic and diluted loss per share	$(0.06)	(0.02)		$(0.08)
Weighted average shares outstanding	44,490,994	44,490,994		44,490,994

(Continued)

Consolidated Balance Sheets	March 31, 2007
	As Originally			After
ASSETS	Reported	Adjustments		Restatement
Current Assets:
Cash	$101,116	$–		$101,116
Accounts receivable	67,571	–		67,571
Inventory	586,453	–		586,453
Prepaid expenses	28,304	142,437	A	170,741
Total Current Assets	783,444	142,437		925,881
Property, plant and equipment, net of accumulated depreciation	2,035,908	–		2,035,908
Other Assets:
Other assets	12,156	164,235	A	176,391
Intangible assets	760,333	–		760,333
Total Other Assets	772,489	164,235		936,724
Total Assets	$3,591,841	$306,672		$3,898,513

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable	$640,852	$–		$640,852
Accrued liabilities	1,396,063	–		1,396,063
Cashless warrant liability	58,283	–		58,283
Notes payable and amounts due within one year	1,989,693	–		1,989,693
Derivative liability	–	522,351	A	522,351
Total Current Liabilities	4,084,891	522,351		4,607,242

Convertible Notes Payable	2,305,999	2,933,922	B	5,239,921
Total Liabilities	6,390,890	3,456,273		9,847,163
Stockholders’ Equity
Preferred Stock, $0.001 par value, 1,000,000 Authorized; no shares issued and outstanding	–	–		–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 40,396,004 at March 31, 2007	40,396	–		40,396
Additional paid-in capital	21,764,483	(13,587,584)	D	8,176,899
Accumulated deficit	(24,603,928)	10,437,983	E	(14,165,945)
Total Stockholders’ Equity/(Deficit)	(2,799,049)	(3,149,601)		(5,948,650)
Total Liabilities and Stockholders’ Equity/(Deficit)	$3,591,841	$306,672		$3,898,513

(Continued)

Consolidated Statements of Operations				Adjusted
	March 31,			March 31,
	2007	Adjustments		2007
Revenue:
Sales, net of returns and allowances	$1,053,767	$–		$1,053,767
Cost of sales	424,929	–		424,929

Gross Profit	628,838	–		628,838

Operating Expenses:	–	–		–
Selling, general and administrative	2,931,090	–		2,931,090
Depreciation and amortization	154,666	–		154,666
Allowance for bad debts	(15,476)	–		(15,476)
Research and development	304,793	–		304,793
Total Operating Expenses	3,375,073	–		3,375,073
Loss From Operations	(2,746,235)	–		(2,746,235)

Other Income and (Expense):
Other income	12,608	–		12,608
Gain/(Loss) on disposal of assets	2,850	–		2,850
Interest expense	(364,932)	10,437,987	B	10,073,055
Cost of curing loan default	(13,960,334)	–		(13,960,334)
Loss before provision for income taxes	(17,056,043)	10,437,987		(6,618,056)

Provision for/(Benefit of) income taxes	–	–		–

Net Loss	$(17,056,043)	$10,437,987		$(6,618,056)

Earnings (Loss) per share:
Basic and diluted loss per share	$(0.54)	$0.33		$(0.21)
Weighted average shares outstanding	31,410,799	31,410,799		31,410,799
___________________
A – Adjustment to reclassify unamortized loan fees and costs to prepaid expenses and other assets
B – Adjustment to reflect change in derivative value for the period
C – Cumulative effect to reflect loan conversion feature net of conversions in prior periods
D – Cumulative effect of error in reporting cure cost of default and effect of conversions
E – Cumulative effect of prior period adjustments and current period adjustment to accumulated deficit
F – Fair value adjustment related to restatement of options granted as part of purchase price at year end in place of option treatment as vested

The following quarterly balance sheets and statements of operations for the periods ended September 30, 2006 through December 31, 2008 are unaudited.

Consolidated Balance Sheets
	December 31, 2008
	As Originally			After
ASSETS	Reported	Adjustments		Restatement
Current Assets:
Cash	$69,560	$–		$69,560
Accounts receivable	1,787,143	–		1,787,143
Notes receivable	–	–		–
Inventory	406,163	–		406,163
Prepaid expenses	161,693	201,409	A	363,102
Total Current Assets	2,424,559	201,409		2,625,968
Property, plant and equipment, net of accumulated depreciation	1,718,543	–		1,718,543
Other Assets:
Other assets	59,696	125,518	A	185,214
Intangible assets	536,569	–		536,569
Total Other Assets	596,265	125,518		721,783
Total Assets	$4,739,367	$326,927		$5,066,294

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable	$891,213	$–		$891,213
Accrued liabilities	1,985,460	–		1,985,460
Cashless warrant liability	30,251	–		30,251
Notes payable and amounts due within one year	1,939,541	115,863	A	2,055,404
Derivative liability	–	554,612	B	554,612
Convertible notes payable	2,453,243	2,600,857	C	5,054,100
Total Current Liabilities	7,299,708	3,271,332		10,571,040

Notes payable due after one year	779,918	137,255	A	917,173
Total Liabilities	8,079,626	3,408,587		11,488,213
Stockholders’ Equity:
Preferred Stock, $0.001 par value, 1,000,000 Authorized; no shares issued and outstanding	–	–		–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 73,816,103 at December 31, 2008	73,816	–		73,816
Additional paid-in capital	25,219,058	(13,487,384)	D	11,731,674
Accumulated deficit	(28,633,133)	10,405,724	E	(18,227,409)
Total Stockholders’ Equity/(Deficit)	(3,340,259)	(3,081,660)		(6,421,919)
Total Liabilities and Stockholders’ Equity/(Deficit)	$4,739,367	$326,927		$5,066,294

(Continued)

Consolidated Statements of Operations
	For the Three Months Ended December 31, 2008				For the Nine Months Ended December 31, 2008
	As Originally			After	As Originally			After
	Reported	Adjustments		Restatement	Reported	Adjustments		Restatement
Revenue:
Sales, net of returns and allowances	$674,657	$–		$674,657	$3,040,728	$–		$3,040,728
Cost of sales	368,255	–		368,255	1,419,514	–		1,419,514

Gross Profit	306,402	–		306,402	1,621,214	–		1,621,214

Operating Expenses:
Selling, general and administrative	699,356	–		699,356	2,631,776	–		2,631,776
Depreciation and amortization	62,695	–		62,695	186,628	–		186,628
Research and development	(250)	–		(250)	–	–		–
Total Operating Expenses	761,801	–		761,801	2,818,404	–		2,818,404
Loss From Operations	(455,399)	–		(455,399)	(1,197,190)	–		(1,197,190)

Other Income and (Expense):
Other income	–	–		–	416	–		416
Interest expense	(156,482)	399,189	B	242,707	(382,347)	1,240,182	B	857,835
Loss before provision for income taxes	(611,881)	399,189		(212,692)	(1,579,121)	1,240,182		(338,939)

Provision for/(Benefit of) income taxes	–	–		–	–	–		–

Net Income/(Loss)	$(611,881)	$399,189		$(212,692)	$(1,579,121)	$1,240,182		$(338,939)

Earnings (Loss) per share:
Basic and diluted loss per share	$(0.01)	$0.01		$(0.00)	$(0.02)	$0.02		$(0.00)
Weighted average shares outstanding	70,897,625	70,897,625		70,897,625	68,345,747	68,345,747		68,345,747

(Continued)

Consolidated Balance Sheets
	September 30, 2008
	As Originally			After
ASSETS	Reported	Adjustments		Restatement
Current Assets:
Cash	$47,298	$–		$7,298
Accounts receivable	1,880,130	–		1,880,130
Notes receivable	52,500	–		52,500
Inventory	476,750	–		476,750
Prepaid expenses	835,117	225,897	A	1,061,014
Total Current Assets	3,291,795	225,897		3,517,692
Property, plant and equipment, net of accumulated depreciation	1,749,639	–		1,749,639
Other Assets:
Other assets	2,351	161,176	A	163,527
Intangible assets	570,250	–		570,250
Total Other Assets	572,601	161,176		733,777
Total Assets	$5,614,035	$387,073		$6,001,108

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable	$951,404	$–		$951,404
Accrued liabilities	1,812,959	–		1,812,959
Cashless warrant liability	91,028	–		91,028
Notes payable and amounts due within one year	1,985,530	115,863	A	2,101,393
Derivative liability	–	953,801	B	953,801
Convertible notes payable	990,679	1,063,421	C	2,054,100
Total Current Liabilities	5,831,600	2,133,085		7,964,685

Notes payable due after one year	706,779	169,332	A	876,111
Convertible notes payable	1,434,495	1,565,505	C	3,000,000
Total Liabilities	7,972,874	3,867,922		11,840,796
Stockholders’ Equity:
Preferred Stock, $0.001 par value, 1,000,000 authorized; no shares issued and outstanding	–	–		–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 66,616,103 at September 30, 2008	66,616	–		66,616
Additional paid-in capital	25,595,797	(13,487,384)	D	12,108,413
Accumulated deficit	(28,021,252)	10,006,535	E	(18,014,717)
Total Stockholders’ Equity/(Deficit)	(2,358,839)	(3,480,849)		(5,839,688)
Total Liabilities and Stockholders’ Equity/(Deficit)	$5,614,035	$(387,073)		$6,001,108

(Continued)

Consolidated Statements of Operations
	For the Three Months Ended September 30, 2008				For the Six Months Ended September 30, 2008
	As Originally			After	As Originally			After
	Reported	Adjustments		Restatement	Reported	Adjustments		Restatement
Revenue:
Sales, net of returns and allowances	$529,650	$–		$529,650	$2,366,071	$–		$2,366,071
Cost of sales	324,483	–		324,483	1,051,259	–		1,051,259

Gross Profit	205,167	–		205,167	1,314,812	–		1,314,812

Operating Expenses:
Selling, general and administrative	1,250,717	–		1,250,717	1,932,420	–		1,932,420
Depreciation and amortization	61,967	–		61,967	123,933	–		123,933
Research and development	250	–		250	250	–		250
Total Operating Expenses	1,312,934	–		1,312,934	2,056,603	–		2,056,603
Loss From Operations	(1,107,767)	–		(1,107,767)	(741,791)	–		(741,791)

Other Income and (Expense):
Other income	41	–		41	416	–		416
Interest expense	(27,031)	1,911,542	B	1,884,511	(225,865)	840,993	B	615,128
Loss before provision for income taxes	(1,134,757)	1,911,542		776,785	(967,240)	840,993		(126,247)

Provision for/(Benefit of) income taxes	–	–		–	–	–		–

Net Income/(Loss)	$(1,134,757)	$1,911,542		$776,785	$(967,240)	$840,993		$(126,247)

Earnings (Loss) per share:
Basic and diluted earnings/(loss) per share	$(0.02)	$0.03		$0.01	$(0.02)	$0.02		$(0.00)
Weighted average shares outstanding	66,066,375	66,066,375		66,066,375	63,962,835	63,962,835		63,962,835

(Continued)

Consolidated Balance Sheets
	June 30, 2008
	As Originally			After
ASSETS	Reported	Adjustments		Restatement
Current Assets:
Cash	$25,082	$–		$25,082
Accounts receivable	2,007,651	–		2,007,651
Notes receivable	112,500	–		112,500
Inventory	592,732	–		592,732
Prepaid expenses	563,944	142,951	A	706,895
Total Current Assets	3,301,909	142,951		3,444,860
Property, plant and equipment, net of accumulated depreciation	1,763,029	–		1,763,029
Other Assets:
Other assets	324,768	304,267	A	629,035
Intangible assets	601,931	–		601,931
Total Other Assets	926,699	304,267		1,230,966
Total Assets	$5,991,637	$447,218		$6,438,855

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable	$670,094	$–		$670,094
Accrued liabilities	1,482,047	–		1,482,047
Cashless warrant liability	295,194	–		295,194
Notes payable and amounts due within one year	1,774,930	22,133	A	1,797,063
Derivative liability	–	2,865,343	B	2,865,343
Convertible notes payable	315,514	338,586	C	654,100
Total Current Liabilities	4,537,779	3,226,062		7,763,841

Notes payable due after one year	929,446	292,028	A	1,221,474
Convertible notes payable	2,078,481	2,321,519	C	4,400,000
Total Liabilities	7,545,706	5,839,609		13,385,315
Stockholders’ Equity:
Preferred Stock, $0.001 par value, 1,000,000 Authorized; no shares issued and outstanding	–	–		–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 64,791,103 at June 30, 2008	64,791	–		64,791
Additional paid-in capital	25,267,635	(13,487,384)	D	11,780,251
Accumulated deficit	(26,886,495)	8,094,993	E	(18,791,502)
Total Stockholders’ Equity/(Deficit)	(1,554,069)	(5,392,391)		(6,946,460)
Total Liabilities and Stockholders’ Equity/(Deficit)	$5,991,637	$447,218		$6,438,855

(Continued)

Consolidated Statements of Operations
	For the Three Months Ended June 30, 2008
	As Originally			After
	Reported	Adjustments		Restatement
Revenue:
Sales, net of returns and allowances	$1,836,421	$–		$1,836,421
Cost of sales	726,776	–		726,776

Gross Profit	1,109,645	–		1,109,645

Operating Expenses:
Selling, general and administrative	681,703	–		681,703
Depreciation and amortization	61,966	–		61,966
Total Operating Expenses	743,669	–		743,669
Loss From Operations	365,976	–		365,976

Other Income and (Expense):
Other income	375	–		375
Interest expense	(198,834)	(1,070,548)	B	(1,269,382)
Loss before provision for income taxes	167,517	(1,070,548)		(903,031)

Provision for/(Benefit of) income taxes	–	–		–

Net Income/(Loss)	$167,517	$(1,070,548)		$(903,031)

Earnings (Loss) per share:
Basic and diluted earnings/(loss) per share	$0.00	$(0.01)		$(0.01)
Weighted average shares outstanding	61,913,414	61,913,414		61,913,414

(Continued)

Consolidated Balance Sheets
	December 31, 2007
	As Originally			After
ASSETS	Reported	Adjustments		Restatement
Current Assets:
Cash	$9,457	$–		$9,457
Accounts receivable	61,897	–		61,897
Inventory	535,811	–		535,811
Prepaid expenses	27,898	325,217	A	353,115
Total Current Assets	635,063	325,217		960,280
Property, plant and equipment, net of accumulated depreciation	1,958,862	–		1,958,862
Other Assets:
Other assets	12,456	322,504	A	334,960
Intangible assets	665,291	–		665,291
Total Other Assets	677,747	322,504		1,000,251
Total Assets	$3,271,672	$647,721		$3,919,393

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable	$740,134	$–		$740,134
Accrued liabilities	708,719	–		1,708,719
Cashless warrant liability	258,569	–		258,569
Notes payable and amounts due within one year	2,619,279	200,499	A	2,819,778
Derivative liability	–	1,840,204	B	1,840,204
Total Current Liabilities	5,326,701	2,040,703		7,367,404

Notes payable due after one year	456,551	237,228	A	693,779
Convertible notes payable	2,317,056	2,737,044	C	5,054,100
Total Liabilities	8,100,308	5,014,975		13,115,283
Stockholders’ Equity:
Preferred Stock, $0.001 par value, 1,000,000 Authorized; no shares issued and outstanding	–	–		–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 46,121,770 at December 31, 2007	46,122	–		46,122
Additional paid-in capital	22,285,799	(13,487,384)	D	8,798,415
Accumulated deficit	(27,160,557)	9,120,130	E	(18,040,427)
Total Stockholders’ Equity/(Deficit)	(4,828,636)	(4,367,254)		(9,195,890)
Total Liabilities and Stockholders’ Equity/(Deficit)	$3,271,672	$647,721		$3,919,393

(Continued)

Consolidated Statements of Operations
	For the Three Months Ended December 31, 2007				For the Nine Months Ended December 31, 2007
	As Originally			After	As Originally			After
	Reported	Adjustments		Restatement	Reported	Adjustments		Restatement
Revenue:
Sales, net of returns and allowances	$310,102	$–		$310,102	$1,554,637	$–		$1,554,637
Cost of sales	25,074	–		25,074	687,486	–		687,486

Gross Profit	285,028	–		285,028	867,151	–		867,151

Operating Expenses:
Selling, general and administrative	992,635	–		992,635	2,376,357	–		2,376,357
Depreciation and amortization	58,368	–		58,368	174,433	–		174,433
Research and development	5,637	–		5,637	110,764	–		110,764
Total Operating Expenses	1,056,640	–		1,056,640	2,661,554	–		2,661,554
Loss From Operations	(771,612)	–		(771,612)	(1,794,403)	–		(1,794,403)

Other Income and (Expense):
Interest expense	(536,382)	(1,429,609)	B	(1,965,991)	(762,226)	(1,317,857)	B	(2,080,083)
Loss before provision for income taxes	(1,307,994)	(1,429,609)		(2,737,603)	(2,556,629)	(1,317,857)		(3,874,486)

Provision for/(Benefit of) income taxes	–	–		–	–	–		–

Net Loss	$(1,307,994)	(1,429,609)		$(2,737,603)	$(2,556,629)	$(1,317,857)		$(3,874,486)

Earnings (Loss) per share:
Basic and diluted loss per share	$(0.03)	$(0.03)		$(0.06)	$(0.06)	$(0.03)		$(0.09)
Weighted average shares outstanding	44,123,259	44,123,259		44,123,259	42,358,834	42,358,834		42,358,834

(Continued)

Consolidated Balance Sheets
	September 30, 2007
	As Originally			After
ASSETS	Reported	Adjustments		Restatement
Current Assets:
Cash	$54,116	$–		$54,116
Accounts receivable	139,393	–		139,393
Inventory	578,558	–		578,558
Prepaid expenses	29,154	319,203	A	348,357
Total Current Assets	801,221	319,203		1,120,424
Property, plant and equipment, net of accumulated depreciation	1,965,179	–		1,965,179
Other Assets:
Other assets	12,156	289,822	A	301,978
Intangible assets	697,116	–		697,116
Total Other Assets	709,272	289,822		999,094
Total Assets	$3,475,672	$609,025		$4,084,697

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable	$560,987	$–		$560,987
Accrued liabilities	1,532,741	–		1,532,741
Cashless warrant liability	27,157	–		27,157
Notes payable and amounts due within one year	2,244,071	200,499	A	2,444,570
Derivative liability	–	410,595	B	410,595
Total Current Liabilities	4,364,956	611,094		4,976,050

Notes payable due after one year	746,782	167,352	A	914,134
Convertible notes payable	2,285,876	2,768,224	C	5,054,100
Total Liabilities	7,397,614	3,546,670		10,944,284
Stockholders’ Equity:
Preferred Stock, $0.001 par value, 1,000,000 Authorized; no shares issued and outstanding	–	–		–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 42,017,770 at September 30, 2006	42,018	–		42,018
Additional paid-in capital	21,888,603	(13,487,384)	D	8,401,219
Accumulated deficit	(25,852,563)	10,549,739	E	(15,302,824)
Total Stockholders’ Equity/(Deficit)	(3,921,942)	(2,937,645)		(6,859,587)
Total Liabilities and Stockholders’ Equity/(Deficit)	$3,475,672	$609,025		$4,084,697

(Continued)

Consolidated Statements of Operations
	For the Three Months Ended September 30, 2007				For the Six Months Ended September 30, 2007
	As Originally			After	As Originally			After
	Reported	Adjustments		Restatement	Reported	Adjustments		Restatement
Revenue:
Sales, net of returns and allowances	$577,811	$–		$577,811	$1,244,535	$–		$1,244,535
Cost of sales	369,235	–		369,235	662,412	–		662,412

Gross Profit	208,576	–		208,576	582,123	–		582,123

Operating Expenses:
Selling, general and administrative	654,852	–		654,852	1,383,722	–		1,383,722
Depreciation and amortization	57,883	–		57,883	116,065	–		116,065
Research and development	52,646	–		52,646	105,127	–		105,127
Total Operating Expenses	765, 381	–		765,381	1,604,914	–		1,604,914
Loss From Operations	(556,805)	–		(556,805)	(1,022,791)	–		(1,022,791)

Other Income and (Expense):
Interest expense	40,978	1,143,062	B	1,184,040	(225,844)	111,752	B	(114,092)
Loss before provision for income taxes	(515,827)	1,143,062		627,235	(1,248,635)	111,752		(1,136,883)

Provision for/(Benefit of) income taxes	–	–		–	–	–		–

Net Income/(Loss)	$(515,827)	$1,143,062		$627,235	$(1,248,635)	$111,752		$(1,136,883)

Earnings (Loss) per share:
Basic and diluted earnings/(loss) per share	$(0.01)	$0.01		$0.02	$(0.03)	$0.00		$(0.03)
Weighted average shares outstanding	41,573,386	41,573,386		41,573,386	41,116,883	41,116,883		41,116,883

(Continued)

Consolidated Balance Sheets
	June 30, 2007
	As Originally			After
ASSETS	Reported	Adjustments		Restatement
Current Assets:	(Unaudited)
Cash	$12,985	$–		$12,985
Accounts receivable	98,883	–		98,883
Inventory	645,290	–		645,290
Prepaid expenses	35,404	133,300	A	168,704
Total Current Assets	792,562	133,300		925,862
Property, plant and equipment, net of accumulated depreciation	2,011,679	–		2,011,679
Other Assets:
Other assets	12,156	145,053	A	157,209
Intangible assets	728,724	–		728,724
Total Other Assets	740,880	145,053		885,933
Total Assets	$3,545,121	$278,353		$3,823,474

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable	$763,826	$–		$763,826
Accrued liabilities	1,463,272	–		1,463,272
Cashless warrant liability	203,353	–		203,353
Notes payable and amounts due within one year	2,297,630	–		2,297,630
Derivative liability	–	1,553,657	B	1,553,657
Total Current Liabilities	4,728,081	1,553,657		6,281,738

Convertible notes payable	2,282,297	2,839,003	C	5,121,300
Total Liabilities	7,010,378	4,392,660		11,403,038
Stockholders’ Equity:
Preferred Stock, $0.001 par value, 1,000,000 Authorized; no shares issued and outstanding	–	–		–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 41,146,004 at June 30, 2007 March 2007, respectively	41,146	–		41,146
Additional paid-in capital	21,830,333	(13,520,984)	D	8,309,349
Accumulated deficit	(25,336,736)	9,406,677	E	(15,930,059)
Total Stockholders’ Equity/(Deficit)	(3,465,257)	(4,114,307)		(7,579,564)
Total Liabilities and Stockholders’ Equity/Deficit)	$3,545,121	$278,353		$3,823,474

(Continued)

Consolidated Statements of Operations
	For the Three Months Ended June 30, 2007
	As Originally			After
	Reported	Adjustments		Restatement
Revenue:
Sales, net of returns and allowances	$666,724	$–		$666,724
Cost of sales	293,176	–		293,176

Gross Profit	373,548	–		373,548

Operating Expenses:
Selling, general and administrative	728,871	–		728,871
Depreciation and amortization	58,183	–		58,183
Allowance for bad debts	–	–		–
Research and development	52,481	–		52,481
Total Operating Expenses	839,535	–		839,535
Loss From Operations	(465,986)	–		(465,986)

Other Income and (Expense):
Interest expense	(266,822)	(1,031,310)	B	(1,298,132)

Loss before provision for income taxes	(732,808)	(1,031,310)		(1,764,118)

Provision for/(Benefit of) income taxes	–	–		–

Net Loss	$(732,808)	$(1,031,310)		$(1,764,118)

Earnings (Loss) per share:
Basic and diluted loss per share	$(0.02)	$(0.02)		$(0.03)
Weighted average shares outstanding	40,587,213	40,587,213		61,913,414

(Continued)

Consolidated Balance Sheets
	December 31, 2006
	As Originally			After
ASSETS	Reported	Adjustments		Restatement
Current Assets:
Cash	$445,652	$–		445,652
Accounts receivable	92,893	–		92,893
Inventory	348,307	–		348,307
Prepaid expenses	155,963	136,650	A	292,613
Total Current Assets	1,042,815	136,650		1,179,465
Property, plant and equipment, net of accumulated depreciation	40,601	–		40,601
Other Assets:
Other assets	8,183	225,620	A	233,803
Intangible assets	792,013	–		792,013
Total Other Assets	800,196	225,620		1,025,816
Total Assets	$1,883,612	$362,270		$2,245,882

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable	$216,412	$–		$216,412
Accrued liabilities	501,559	–		501,559
Cashless warrant liability	390,160	–		390,160
Derivative liability	–	9,857,878	B	9,857,878
Convertible notes payable	–	–		–
Total Current Liabilities	1,108,131	9,857,878		10,966,009

Convertible notes payable	2,307,730	3,032,270	C	5,340,000
Accrued liabilities - long term	878,151	–		878,151
Total Liabilities	4,294,012	3,032,270		17,184,160
Stockholders’ Equity:
Preferred Stock, $0.001 par value, 1,000,000 Authorized; no shares issued and outstanding	–	–		–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 31,367,004 at December 31, 2006	31,367	–		31,367
Additional paid-in capital	21,032,762	(13,630,334)		7,402,428
Accumulated deficit	(23,474,529)	1,102,456		(22,372,073)
Total Stockholders’ Equity/(Deficit)	(2,410,400)	(12,527,878)		(14,938,278)
Total Liabilities and Stockholders’ Equity/Deficit)	$1,883,612	$(9,495,608)		$2,245,882

(Continued)

Consolidated Statements of Operation
	For the Three Months Ended December 31, 2006				For the Six Months Ended December 31, 2006
	As Originally			After	As Originally			After
	Reported	Adjustments		Restatement	Reported	Adjustments		Restatement
Revenue:
Sales, net of returns and allowances	$48,232	$–		$48,232	$670,577	$–		$670,577
Cost of sales	49,301	–		49,301	238,409	–		238,409

Gross Profit	(1,069)	–		(1,069)	432,168	–		432,168

Operating Expenses:
Selling, general and administrative	509,469	–		509,469	1,550,303	–		1,550,303
Depreciation and amortization	33,489	–		33,489	99,970	–		99,970
Allowance for bad debts	–	–		–	–	–		–
Research and development	32,046	–		32,046	178,190	–		178,190
Total Operating Expenses	575,004	–		575,004	1,828,463	–		1,828,463
Loss From Operations	(576,073)	–		(576,073)	(1,396,295)	–		(1,396,295)

Other Income and (Expense):
Other income	3,374	–		3,374	5,809			5,809
Gain/(Loss) on disposal of assets	–	–		–	2,850			2,850
Interest expense	(312,488)	22,455,188	B	22,142,700	(578,674)	1,105,456	B	523,782
Cost of curing loan default	–	–		–	(13,960,334)	–		(13,960,334)
Loss before provision for income taxes	(885,187)	22,455,188		21,570,001	(15,926,644)	1,102,456		(14,824,188)

Provision for/(Benefit of) income taxes	–	–		–	–	–		–

Net Income/(Loss)	$(885,187)	$22,455,188		$–	$(15,926,644)	$1,102,456		$(14,824,188)

Earnings (Loss) per share:
Basic and diluted earnings/(loss) per share	$(0.03)	$–		$–	$(0.51)	$0.04		$(0.47)
Weighted average shares outstanding	31,245,368	31,245,368		31,245,368	31,245,368	31,245,368		31,245,368
(Continued)

Consolidated Balance Sheets
	September 30, 2006
	As Originally			After
ASSETS	Reported	Adjustments		Restatement
Current Assets:
Cash	$5,545	$–		$5,545
Accounts receivable	200,407	–		200,407
Notes receivable	–	–		–
Inventory	345,803			345,803
Prepaid expenses	119,633	100,000	A	219,633
Total Current Assets	671,388	100,000		771,388
Property, plant and equipment, net of accumulated depreciation	42,409	–		42,409
Other Assets:
Other assets	34,055	168,804	A	202,859
Intangible assets	823,694	–		823,694
Total Other Assets	857,749	168,804		1,026,554
Total Assets	$1,571,546	$268,804		$1,840,350

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable	$649,082	$–		$649,082
Accrued liabilities	461,007	–		461,007
Cashless warrant liability	207,322	–		207,322
Derivative liability	–	32,313,066	B	32,313,066
Total Current Liabilities	1,317,411	32,313,066		33,630,477

Convertible notes payable	1,231,196	1,768,804	C	3,000,000
Accrued liabilities - long term	878,151	–		878,151
Total Liabilities	3,426,758	34,081,870		37,508,628
Stockholders’ Equity:
Preferred Stock, $0.001 par value, 1,000,000 Authorized; no shares issued and outstanding	–	–		–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 54,885,103 and 40,396,004 at March 31, 2008 and 2007, respectively	31,217	–		31,217
Additional paid-in capital	20,702,912	(13,960,334)		6,742,578
Accumulated deficit	(22,589,341)	(19,852,732)		(42,442,073)
Total Stockholders’ Equity/(Deficit)	(1,855,212)	(33,813,066)		(35,668,278)
Total Liabilities and Stockholders’ Equity/(Deficit)	$1,571,546	$268,804		$1,840,350

(Continued)

Consolidated Statements of Operations
	For the Three Months Ended September 30, 2006				For the Six Months Ended September 30, 2006
	As Originally			After	As Originally			After
	Reported	Adjustments		Restatement	Reported	Adjustments		Restatement
Revenue:
Sales, net of returns and allowances	$105,093	$–		$105,093	$622,346	$–		$622,346
Cost of sales	69,489	–		69,489	189,108	–		189,108

Gross Profit	35,604	–		35,604	433,238	–		433,238

Operating Expenses:
Selling, general and administrative	697,130	–		697,130	1,040,834	–		1,040,834
Depreciation and amortization	33,566	–		33,566	66,481	–		66,481
Allowance for bad debts	–	–		–	–	–		–
Research and development	64,369	–		64,369	146,144	–		146,144
Total Operating Expenses	795,065	–		795,065	1,253,459	–		1,253,459
Loss From Operations	(759,461)	–		(759,461)	(820,221)	–		(820,221)

Other Income and (Expense):
Other income	391	–		391	2,434	–		2,434
Gain/(Loss) on disposal of assets	–	–		–	2,850	–		2,850
Interest expense	1,095	(763,590)	B	(762,495)	(266,185)	(19,852,732)	B	(20,118,917)
Cost of curing loan default	–	–		–	(13,960,334)	–		(13,960,334)
Loss before provision for income taxes	(757,975)	(763,590)		(1,521,565)	(15,041,456)	(19,852,732)		(34,894,188)

Provision for/(Benefit of) income taxes	–	–		–	–	–		–

Net Loss	$(757,975)	$(763,590)		$(1,521,565)	$(15,041,456)	$(19,852,732)		$(34,894,188)

Earnings (Loss) per share:
Basic and diluted earnings/(loss) per share	$(0.02)	$(0.03)		$(0.05)	$(0.48)	$(0.64)		$(1.12)
Weighted average shares outstanding	31,217,004	31,217,004		31,217,004	31,217,004	31,217,004		31,217,004
___________________
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