Form 10-Q/A
period 2009-06-30
GREEN PLANET GROUP, INC.
filed 2010-02-22
CIK 1372533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1 to Form 10-Q

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A amends our quarterly report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 19, 2009, and earlier periods as included in this filing.  It is in response to a comment letter received from the Securities and Exchange Commission dated October 15, 2009 requesting clarifications and expansion of certain portions of the original Form 10-Q as listed below:
  Restated balance sheets, statement of operations, statements of stockholders’ equity/(deficit) and statements of cash flows on Pages 4 through 7;
  Note 17 explaining the restatements for June 30, 2008, March 31, 2009 and June 30, 2009;
  Changes to Note 7 regarding the balances and maturities of certain debt instruments;
  Changes to Note 8 as a result of the change in derivative values from the restatement;
  Changes to Note 9 as a result of the reevaluation of the embedded derivatives in the Convertible Notes;
  Changes to the management discussion and analysis sections on results of operations and financial liquidity and capital resources based on the above changes;
  Certain changes for grammatical and presentation errors noted during the Company’s general review;
  Item 4, Controls and Procedures, has been reevaluated and the report updated on the effectiveness of internal controls; and
  Updated Exhibits 31.1, 31.2 and 32.
This filing has been updated for the items listed above and does not include subsequent events or the result of operations subsequent to June 30, 2009 except as noted above. Readers are encouraged to read any subsequent filings on forms 10-Q and 8-K for periods subsequent to June 30, 2009 for current information.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Green Planet Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	March 31,
	2009	2009
ASSETS	(Unaudited/ Restated)	(Restated)

Current Assets:
Cash and cash equivalents	$1,841,857	$470,288
Accounts receivable, net	4,989,858	4,349,866
Inventory	401,503	369,403
Prepaid expenses	1,842,637	1,654,432
Total Current Assets	9,075,855	6,843,989
Plant, plant and equipment, net of accumulated depreciation	1,857,448	1,900,834
Other Assets:
Other assets	49,338	295,372
Intangible assets	3,548,693	3,745,025
Goodwill	8,979,822	8,979,822
Total Other Assets	12,577,853	13,020,219
Total Assets	$23,511,156	$21,765,042

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$1,116,340	$1,210,127
Accounts payable – Affiliates	235,612	165,565
Accrued liabilities	8,767,168	4,765,026
Cashless warrant liability	140,548	57,876
Notes payable and amounts due within one year	6,522,336	6,536,202
Convertible notes payable	5,054,100	5,054,100
Derivative warrant liability	1,880,851	791,732
Total Current Liabilities	23,716,955	18,580,628
Notes payable due after one year	9,395,318	9,061,650
Total Liabilities	33,112,273	27,642,278
Stockholders' Equity:
Preferred Stock, $0.001 par value, 1,000,000 authorized; no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 124,406,944 and 117,440,764 at June 30, 2009 and March 31, 2009, respectively	124,407	117,441
Additional paid-in capital	14,970,957	14,590,073
Accumulated deficit	(24,696,481)	(20,584,750)
Total Stockholders' Equity (Deficit)	(9,601,117)	(5,877,236)
Total Liabilities and Stockholders' Equity (Deficit)	$23,511,156	$21,765,042

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended June 30,
	2009	2008
	(Unaudited/ Restated)	(Unaudited)
Revenue:
Sales, net of returns and allowances	$16,697,904	$1,836,421
Cost of sales	14,721,519	726,776

Gross Profit	1,976,385	1,109,645

Operating Expenses:
Selling, general and administrative	3,580,636	681,703
Depreciation and amortization	239,718	61,966
Allowance for bad debts	414,070	–
Total Operating Expenses	4,234,424	743,669

Income/(Loss) From Operations	(2,258,039)	365,976

Other Income and (Expense):
Other income	1,509	375
Interest expense	(1,855,201)	(1,269,382)

Loss before provision for income taxes	(4,111,731)	(903,031)

Provision for/(Benefit of) income taxes	–	–

Net Loss	$(4,111,731)	(903,031)

Earnings (Loss) per share:
Basic and diluted loss per share	$(0.03)	$(0.01)
Weighted average shares outstanding	121,654,349	61,913,414

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity/(Deficit)
(Unaudited/Restated)

			Restated Additional	Restated Accumulated
	Shares	Common Stock	Paid-in Capital	Deficit	Total

Balance March 31, 2008	54,885,103	$54,885	$9,779,844	$(17,888,471)	$(8,053,742)

Shares issued for cash	5,606,000	5,606	966,324		971,930
Shares issued services of employees and others	4,300,000	4,300	948,700		953,000
Stock option valuation			85,383		85,383
Net loss for the three months ended June 30, 2008				(903,031)	(903,031)

Balance June 30, 2008	64,791,103	$64,791	$11,780,251	$(18,791,502)	$(6,946,460)

Balance March 31, 2009	117,440,764	$117,441	$14,590,073	$(20,584,750)	$(5,877,236)

Shares issued for cash	4,380,000	4,380	115,620		120,000
Shares issued for services of consultants and others	2,586,180	2,586	164,614		167,200
Stock option expense			100,650		100,650
Net loss for the three months ended June 30, 2009				(4,111,731)	(4,111,731)

Balance June 30, 2009	124,406,944	$124,407	$14,970,957	$(24,696,481)	$(9,601,117)

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	June 30,	June 30,
	2009	2008
	(Unaudited/ Restated)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(4,111,731)	$(903,031)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	239,718	61,966
Bad debt provision	414,070	–
Amortization of debt discount	25,676	100,254
Shares issued for services and interest	167,200	143,582
Stock option costs	100,650	85,383
Change in derivative valuation	1,089,119	1,070,548
Cashless warrant conversion	82,672	37,815
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(1,054,062)	(1,050,526)
Inventories	(32,100)	(175,939)
Prepaid expenses	(188,206)	(14,096)
Other assets	246,034	–
Accounts payable	(93,787)	(145,838)
Accounts payable - affiliates	70,047	–
Accrued liabilities	4,002,142	(175,369)
Cash provided (used) by operating activities	957,442	(965,251)

Investing Activities:
Capital expenditures	–	(6,349)
Cash used by investing activities	–	(6,349)

Financing Activities:
Net borrowings of debt	294,127	182,000
Repayment of debt	–	(216,792)
Net proceeds from issuance of common shares	120,000	971,930
Net cash provided by financing activities	414,127	937,138
Net increase (decrease) in cash	1,371,569	(34,462)
Cash and cash equivalents at beginning of period	470,288	59,544
Cash at end of period	$1,841,857	$25,082

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$383,280	$60,768
Income taxes	$–	$–

Non-Cash Activities:
Common stock issued for services	(167,200)	(953,000)
Common stock issued for services	2,586	4,300
Additional paid-in capital from conversion of note payable	164,614	948,700
	$–	$–

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

Note 3 – Inventories

Inventory consists of finished goods and raw material as follows:

	June 30, 2009	March 31, 2009
	(Unaudited)

Finished goods	$332,178	$173,523
Raw material	69,325	195,880
	$401,503	$369,403

Note 4 – Property, Plant and Equipment

At June 30, 2009 and March 31, 2009 property, plant and equipment and computers consisted of the following:

	June 30, 2009	March 31, 2009
	(Unaudited)

Property and plant	$1,452,146	$1,452,146
Equipment and computers	746,611	746,611
Less accumulated depreciation	(341,309)	(297,923)
Net property, plant and equipment	$1,857,448	$1,900,834

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

Intangible assets subject to amortization:

	Weighted	June 30, 2009
	Average	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount

Intangible assets subject to amortization:
EPA licenses	7 years	$887,055	$411,847	$475,208
Customer relationships	5 years	3,293,020	219,535	3,073,485
		$4,180,075	$631,382	$3,548,693

Goodwill not subject to amortization:
Goodwill:
Goodwill		$8,979,822	$–	$8,979,822
		$8,979,822	$–	$8,979,822

	Weighted	March 31, 2009
	Average	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount

Intangible assets subject to amortization:
EPA licenses	7 years	$887,055	$380,166	$506,889
Customer Relationships	5 years	3,293,020	54,884	3,238,136
		$4,180,075	$435,050	$3,745,025

Goodwill not subject to amortization:
Goodwill:
Goodwill		$8,979,822	$–	$8,979,822
		$8,979,822	$–	$8,979,822

The scheduled amortization to be recognized over the next five years is as follows:

June 30, 2010	$785,326
June 30, 2011	$785,326
June 30, 2012	$785,326
June 30, 2013	$753,613
June 30, 2014	$439,102

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following as of June 30, 2009 and March 31, 2009:

	June 30, 2009	March 31, 2009

Accrued marketing and advertising	$300,000	$300,000
Accrued reimbursement to product testing partner	978,151	978,151
Accrued interest	1,028,952	804,717
Accrued payroll, taxes and benefits	6,136,735	2,446,929
Other	323,330	235,229
	$8,767,168	$4,765,026

Note 7 – Notes and Contracts Payable

As of June 30, 2009 and March 31, 2009 notes and contracts payable consist of the following:

	June 30,	March 31,
	2009	2009

Revolving line of credit against factored Lumea receivables (2)	$2,789,548	$2,055,015
Bank loans, payable in installments	349,373	359,803
Mortgage loan payable, monthly payments of principal and interest at 3 month LIBOR plus 4.7% (1)	806,853	806,853
Payments due seller of XenTx Lubricants	254,240	254,240
Loan from Dyson	60,000	60,000
Notes payable	1,336,692	1,475,380
Loans from individuals, due within one year	538,751	461,000
Purchase note payable	1,575,139	1,569,139
Purchase note 1	5,425,815	5,667,626
Purchase note 2	2,781,243	2,888,796

Total	15,917,654	15,597,852
Less current portion	6,522,336	6,536,202

Long-term debt	$9,395,318	$9,061,650
____________
(1)	In conjunction with the acquisition of Dyson, the mortgage became payable as a result of the change of control of that company. The Company is in the process of refinancing the property.
(2)	The Company maintains a $7 million line of credit relating to its factored accounts receivable.

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

Certain notes are in default and have been included as current at June 30, 2009.  Notes payable in default includes the loan from Shelter Island Opportunity Fund with interest at 12.25% per annum and secured by the plant and equipment in Durant, Oklahoma.  Subsequent to the end of the period, the lender and the Company have negotiated a modified payment schedule to bring this loan current.  In conjunction with this settlement, substantial portions of this note will subsequently be reflected as long-term.

Substantially all of the staffing receivables are pledged as collateral for the revolving line of credit.  At June 30 and March 31, 2009, the Company had pledged receivables of $3,085,510 and $2,532,926, respectively.  In addition, Purchase Notes 1 and 2 are secured by all of the business assets of Lumea.

The balance of the notes payable consist of commercial loans of a vehicles and equipment in the normal course of business.

The Loans from individuals include four loans which are all due within one year and bear interest from 9% to 12%.

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

The following table provides fair market measurements of the derivative liability and cashless warrant liability as of June 30, 2009:

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)

Warrant liabilities	$1,880,851
Cashless warrant liability	140,548
$2,021,399

The change in fair market value of the derivative liability and cashless warrant liability is included in interest expense in the Consolidated Statements of Operations.

The following table provides a reconciliation of the beginning and ending balances of the derivative liability and cashless warrant liability as of June 30, 2009:

	Warrant liability	Cashless warrant liability	Total

Beginning balance April 1, 2009	$791,732	$57,876	$849,608
Change in fair market value of derivative liability and cashless warrant liability	1,089,119	82,672	1,171,791
Ending balance June 30, 2009	$1,880,851	$140,548	$2,021,399

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

Note 9 – Convertible Debt

The Company entered into a Convertible Loan Agreement which also entitled the lenders to warrants and to convert the loans, at their option, to common stock of the Company. The debt is convertible at a rate of 50% of the then current market price at the time of conversion. At June 30, 2009, the value of the 6% Convertible Notes, with interest quarterly, was as follows:

Maturity	Face Amount	Conversion Derivative	Balance

April 28, 2009 (Matured)	$327,050	$327,050	$654,100
August 17, 2009	700,000	700,000	1,400,000
October 28, 2009	300,000	300,000	600,000
November 10, 2009	1,200,000	1,200,000	2,400,000
Total	$2,527,050	$2,527,050	$5,054,100

Interest expense for the quarter ended June 30, 2009 and 2008 was $34,505 and $38,470, respectively.

The April 28, 2009 notes have matured and the conversion features have expired.  These loans are subordinate to the Shelter Island Opportunity Fund ("SIOF") loan, which prevents collection or enforcement without either the full payment of the SIOF loans or the consent of that loan holder.  The Company is attempting to negotiate an agreeable settlement with the convertible note holders for a loan extension and fixed payment terms over several years.

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

Note 15 – Subsequent Events

On August 1, 2009, the Company received notice of default from Shelter Island Opportunity Fund, LLC that due to the failure to make timely payments under the note that it was accelerating the note and making demand for payment and has filed such documents with the New York Supreme Court seeking judgment. The Company is preparing a response to the litigation and is in discussion with the lender in attempts to resolve the past due amounts.  Subsequently, the lender and the Company have negotiated a modified payment schedule to bring this loan current. The Company’s manufacturing operations are pledged as collateral for this loan.

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

	Additives &		Corporate
	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$584,233	$16,113,671	$–	$16,697,904
Depreciation and amortization	67,050	172,677	–	239,717
Interest expense	174,735	434,091	1,246,375	1,855,201
Loss before income taxes	(353,260)	(1,638,513)	(2,119,958)	(4,111,731)
Net loss	(353,260)	(1,638,513)	(2,119,958)	(4,111,731)

Balance sheet information:
Total assets	4,374,163	16,005,917	3,131,076	23,511,156

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

3)
Accordingly, the Company will restate the financial statements referred to above. In summary, in conjunction with the aggregate face amount of the convertible loans of $3,000,000 with net proceeds of $2,512,500, the Company estimates that at the closing of the various convertible loans in the year ended March 31, 2007 the Company will book an additional $3,000,000 of loan balance representing the 50% conversion feature of the instruments to common stock of the Company and a derivative liability of $39,207,874 for the then fair value of the warrants issued and outstanding. At the end of the reporting period credits of $13,960,334 to adjust for the “default warrants” issued and valued under EITF 00-27 in error and a valuation allowance of $38,685,527 to adjust to the yearend valuation resulting in a net decrease of $10,437,986 in the net loss for March 31, 2007.  At March 31, 2008, the year end valuation resulted in additional interest expense of $1,272,446 and a increase in the net loss for the period of a like amount and at March 31, 2009 the Company has a reduction of interest expense by $1,127,138 and a decrease in the net loss for the period of the same amount. For the three months ended June 30, 2008 the Company is reporting as additional interest expense of $1,070,548 and a change in the net income for the period from $167,517 to a loss of $903,031. The results of these changes are reflected in the following balance sheets and statements of operations for the year ended March 31, 2009 and the three months ended June 30, 2008:

4)
During the quarter ended June 30, 2009, the convertible feature of a portion of the convertible notes payable had matured and the Company had recognized the cancellation of the convertible feature as a reduction in interest expense during that quarter of $327,050.  Upon reevaluation it was determined that this embedded derivative should continue to be recorded as a liability until final settlement of the obligation.  An adjustment was made in the amount of $327,050.

5)	Some of the changes were previously reported with the original filing of these financial statements on Form 10-Q. The following statements reflect additional changes to fully report these changes.

Consolidated Balance Sheets
	June 30, 2009
	As Originally			After
ASSETS	Reported	Adjustments		Restatement
Current Assets:
Cash	$1,841,857	$–		$25,082
Accounts receivable	4,989,858	–		4,989,858
Inventory	401,503	–		401,503
Prepaid expenses	1,842,637	–		1,842,637
Total Current Assets	9,075,855	–		9,075,855
Property, plant and equipment, net of accumulated depreciation	1,857,448	–		1,857,448
Other Assets:
Other assets	49,338	–		49,338
Intangible assets	3,548,693	–		3,548,693
Goodwill	8,979,822	–		8,979,822
Total Other Assets	12,577,853	–		12,577,853
Total Assets	$23,511,156	$–		$23,511,156

LIABILITIES AND STOCKHOLDERS EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable	$1,116,340	$–		$1,116,340
Accounts payable - affiliates	235,612	–		235,612
Accrued liabilities	8,767,168	–		8,767,168
Cashless warrant liability	140,548	–		140,548
Notes payable and amounts due within one year	6,522,336	–		6,522,336
Convertible notes payable	4,727,050	327,050	B	5,054,100
Derivative warrant liability	1,631,952	248,899	A	1,880,851
Total Current Liabilities	23,141,006	575,949		23,716,955

Notes payable due after one year	9,395,318	–		9,395,318
Total Liabilities	32,536,324	575,949		33,112,273
Stockholders' Equity
Preferred Stock, $0.001 par value, 1,000,000 Authorized; no shares issued and outstanding	–	–		–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 124,406,944 at June 30, 2009	124,407	–		124,407
Additional paid-in capital	15,095,032	(124,075)	A	14,970,957
Accumulated deficit	(24,244,607)	(451,874)	A+B	(24,696,481)
Total Stockholders' Equity/(Deficit)	(9,025,168)	(575,949)		(9,601,117)
Total Liabilities and Stockholders' Equity/(Deficit)	$23,511,156	$–		$23,511,156
(Continued)

Consolidated Statements of Operations
	For the Three Months Ended June 30, 2009
	As Originally			After
	Reported	Adjustments		Restatement
Revenue:
Sales, net of returns and allowances	$16,697,904	$–		$16,697,904
Cost of sales	14,721,519	–		14,721,519

Gross Profit	1,976,385	–		1,976,385

Operating Expenses:
Selling, general and administrative	3,580,636	–		3,580,636
Depreciation and amortization	239,718	–		239,718
Allowance for bad debts	414,070			414,070
Total Operating Expenses	4,234,424	–		4,234,424
Loss From Operations	(2,258,039)	–		(2,258,039)

Other Income and (Expense):
Other income	1,509	–		1,509
Interest expense	(1,427,234)	(427,967)	A+B	(1,855,201)
Loss before provision for income taxes	(3,683,764)	(427,967)		(4,111,731)

Provision for/(Benefit of) income taxes	–	–		–

Net Loss	$(3,683,764)	$(427,967)		$(4,111,731)

Earnings/(Loss) per share:
Basic earnings/(loss) per share	$(0.03)	$(0.00)		$(0.03)
Weighted average shares outstanding	121,654,349	121,654,349		121,654,349
(Continued)

Consolidated Balance Sheets
	March 31, 2009
	As Originally			After
ASSETS	Reported	Adjustments		Restatement

Current Assets:
Cash	$470,288	$–		$470,288
Accounts receivable	4,349,866	–		4,349,866
Inventory	369,403	–		369,403
Prepaid expenses	1,654,432	–		1,654,432
Total Current Assets	6,843,989	–		6,843,989
Plant and equipment, net of accumulated depreciation	1,900,834	–		1,900,834
Other Assets:
Other assets	295,372	–		295,372
Intangible assets	3,745,025	–		3,745,025
Goodwill	8,979,822	–		8,979,822
Total Other Assets	13,020,219	–		13,020,219
Total Assets	$21,750,042	$–		$21,765,042

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities:
Accounts payable	$1,210,127	$–		$1,210,127
Accounts payable - affiliates	165,565	–		165,565
Accrued liabilities	4,765,026	–		4,765,026
Cashless warrant liability	57,876	–		57,876
Notes payable and amounts due within one year	6,536,202	–		6,536,202
Derivative liability	643,750	147,982	A	791,732
Convertible notes payable	5,054,100	–		5,054,100
Total Current Liabilities	18,432,645	147,982		18,580,628

Notes payable due after one year	9,061,650	–		9,061,650
Total Liabilities	27,494,295	147,982		27,642,278
Stockholders' Equity
Preferred Stock, $0.001 par value, 1,000,000 Authorized; no shares issued and outstanding	–	–		–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 117,440,103 at March 31, 2009	117,441	–		117,441
Additional paid-in capital	14,714,148	(124,075)	A	14,590,073
Accumulated deficit	(20,560,843)	(23,907)	A	(20,584,750)
Total Stockholders' Equity/Deficit	(5,729,254)	(147,982)		(5,877,236)
Total Liabilities and Stockholders' Equity	$21,765,042	$–		$21,765,042
(Continued)

Consolidated Statements of Operations
	For the Year Ended March 31, 2009
	As Originally			After
	Reported	Adjustments		Restatement
Revenue:
Sales, net of returns and allowances	$9,170,794	$–		$9,170,794
Cost of sales	7,030,015	–		7,030,015

Gross Profit	2,140,779	–		2,140,779

Operating Expenses:
Selling, general and administrative	3,798,290	–		3,798,290
Depreciation and amortization	308,833	–		308,833
Allowance for bad debts	970,542	–		970,542
Total Operating Expenses	5,077,665	–		5,077,665
Loss From Operations	(2,936,886)	–		(2,936,886)

Other Income and (Expense):
Other income	416	–		416
Interest expense	264,100	(23,907)	A	240,193
Loss before provision for income taxes	(2,672,370)	(23,907)		(2,696,277)

Provision for/(Benefit of) income taxes	–	–		–

Net Loss	$(2,672,370)	$(23,907)		$(2,696,277)

Loss per share:
Basic and diluted earnings per share	$(0.04)	$0.01		$(0.04)
Weighted average shares outstanding	73,612,313	73,612,313		73,612,313
____________
A – Fair value adjustment related to restatement of options granted as part of purchase price at year end in place of option treatment as vested.
B – Adjustment of embedded derivative.

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

RESULTS OF OPERATIONS

Th  e following table sets forth our results of operations for the three months ended June 30, 2009 and 2008 as a percentage of net sales:

	2009	2008

NET SALES	100.0%	100.0%

COST OF SALES	88.2%	39.6%

GROSS PROFIT	11.8%	60.4%

OPERATING EXPENSES
Selling, general and administrative	21.4%	37.1%
Depreciation and amortization	1.4%	3.4%
Allowance for bad debts	2.5%	0.0%

TOTAL OPERATING EXPENSES	25.4%	40.5%

INCOME/(LOSS) FROM OPERATIONS	(13.5)%	19.9%

Other income (expense)	0.0%	0.0%
Interest expense	(11.1)%	(69.1)%

LOSS BEFORE INCOME TAXES	(24.6)%	(49.2)%
Income tax benefit	0.0%	0.0%

NET LOSS	(24.6)%	(49.2)%

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

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

We have experienced net losses for the three months ended June 30, 2009 and 2008 and positive cash flow from operations of $957,442 for the period ended June 30, 2009 and negative cash flows from operations of $965,251 for the period ended June 30, 3008. The aggregate net losses for the last two fiscal years aggregated $2,696,277 (restated) and $3,722,529 (restated), respectively  . For the three months ended June 30, 2009 the net loss was $4,111,731 with aggregate contributing non-cash factors of depreciation, amortization, bad debts, share based payments and derivation valuation factors of $2,119,055 for the quarter compared to the prior year quarter of $1,499,548. We have funded our operations to date by borrowings from third parties and investors, a substantial portion of which are convertible into our common stock. In the June 30, 2009 we sold stock for an aggregate of $120,000 and issued $167,200 of common stock to services. The inability of the Company to raise capital through the private sale of common stock or through the issuance of debt instruments at acceptable prices and in a timely manner will have a negative impact on the results of operations and viability of the Company.

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

At June 30, 2009, the Company’s aggregate of accounts payable, accrued liabilities and notes due within one year has increased by $16,935,254 from $4,083,038.  These obligations together with operating costs will have to be funded from operations and additional funding from debt and equity offerings.

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

Use of Estimates – The prepara  tion of financial statements in conformity with United States generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to revenue recognition, contractual allowances and uncollectible accounts, intangible assets, accrued liabilities, derivative liabilities, income taxes, litigation and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ significantly from these estimates.

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

Intangible Assets – Intangible assets consist of patents, trademarks, intellectual property and government approval. For financial statement purposes, identifiable intangible assets with a defined life are being amortized using the straight-line method over the estimated useful lives of the assets. Costs incurred in connection with patent, trademar  k applications and approvals from governmental agencies such as the Environmental Protection Agency, including legal fees, patent and trademark fees and specific testing costs, are capitalized and amortized over an estimated economic life of the asset, generally seven years, commencing upon the grant or approval date. Costs subsequent to grant date are expensed as incurred.

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

Recent Accounting Pronouncements

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), as amended in February 2008 by FSP FAS 157-2, Effective Date of FASB Statement No. 157. The provisions of SFAS 157 were effective for the Company as of April 1, 2008. However, FSP FAS 157-2 deferred the effective date for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value on an annual or more frequent basis, until April 1, 2009. SFAS 157 defines fair value, creates a framework for measuring fair value in generally accepted accounting principles and expands disclosure  s about fair value measurements. The adoption did not have a material impact on the Company’s consolidated financial statements for the current period.

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

Non-controlling Interests

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and pres  ent ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier application is prohibited. SFAS 160 is not applicable as the Company does not have any non--controlling interests.

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

Convertible Debt

In May 2008, the FASB issued Financial Statement Position (FSP) Accounting Principles Board (APB) 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 requires the issuer of certain convertible debt instruments tha  t may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and has been adopted by the Company in the first quarter of fiscal 2010.

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

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have an impact on the Company’s financial statements.

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

Management began a review of its reporting policies with respect to the accounting for derivatives related to warrants issued by the Company for conversion to common stock and the embedded derivatives included in the convertible notes payable for the Affected Periods. As a result, the management determined that its accounting for such derivatives was not applicable under the guidance of Emerging Issues Task Force Staff Position EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,”  but was instead applicable to the guidance of Statement of Financial Accounting Standards No 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities,”  Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” Emerging Issues Task Force Staff Position EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” together with interpretations and guidance by accounting standard setters, that, in summary, required all of our derivatives to be reflected as liabilities and not as equity instruments. The Company has filed an amended Form 10-K which includes the changes to and restatements of the Affected Periods prior to and including March 31, 2009.  In addition, the Company has changed the treatment of the embedded derivative on its matured convertible notes during the quarter ended June 30, 2009 to reinstate the amount of $327,050 to the convertible notes and increase the interest expense for the period until the final obligation is settled.  As a result of these changes and the continued application of the changes to the financial statements for the quarter ended June 30, 2009 the Company is filing this amended Form 10-Q on Form 10-Q/A for the period.

Evaluation of Disclosure Controls and Procedures

At the time our quarterly report on Form 10-Q for the quarter ended June 30, 2009 was filed on August 19, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.  Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1943, as amended) as of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of the material weakness in our internal control over financial reporting of derivatives and embedded derivatives from the misinterpretation of the accounting literature in accordance with generally accepted accounting principles (“GAAP”).

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being June 30, 2009, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation and the conclusions described above, our Company’s Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during our last fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

Management’s Remediation Initiatives

In December 2009, the Company’s third quarter, implemented the following procedures to address the material weakness noted above, which includes the following:

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

On June 5, 2009, the four lenders on the Company’s convertible notes filed suit in the Supreme Court of the State of New York, County of New York, Index No. 08-601425 claiming a breach of the Company’s obligation to issue 450,000 shares of common stock pursuant to notices of conversion.  The plaintiffs had previously brought a similar suit in Federal court and were barred from pursuing the claim.  The Company is defending this suit, believes that the plaintiffs are still barred from pursue of this claim and that even if it does not prevail on this defense, has other good defenses that will be brought before the court.  The effect if the Company were to lose this case would be that the Company would issue 450,000 shares of common stock, par value $0.001 per common share, add $450 to common stock, increase additional paid in capital be $50,850 and reduce the convertible notes payable by $51,300.  Discovery has commenced in the case and as of the January 31, 2010 there is no resolution in the case.

In addition, except as described in Item 3 below, there were no material pending legal proceedings at June 30, 2009 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

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

Item 3.   Defaults Upon Senior Securities

On August 6, 2009, the Company received a lawsuit filed in the Supreme Court of the State of New York, County of New York, Index No. 602313/09 by Shelter Island Opportunity Fund, LLP claiming default for non-payment under the Note and payment of $1,746,961 principal and interest or assignment of collateral pledged under the various loan documents.  In December 2009, the parties settled the default and the litigation will be dismissed.

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

GREEN PLANET GROUP, INC. (Registrant)

Date: February 22, 2010	/s/ Edmond L. Lonergan
Edmond L. Lonergan President and Chief Executive Officer

Date: February 22, 2010	/s/ James C. Marshall
James C. Marshall Chief Financial Officer