Form 10-Q/A
period 2009-09-30
GREEN PLANET GROUP, INC.
filed 2010-02-22
CIK 1372533

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A amends our quarterly report on Form 10-Q for the quarter ended September 30, 2009 filed with the Securities and Exchange Commission on November 23, 2009, and earlier periods as included in this filing.  It is in response to a request from the Securities and Exchange Commission dated October 15, 2009 requesting clarifications and expansion of certain portions of the original Form 10-K for the period ended March 31, 2009 and subsequent periods as listed below:
  Our original Form 10-Q for the period ended September 30, 2009 included a number of the changes reported therein for March 31, 2009 and September 30, 2008 and are not redocumented herein;
  Restated balance sheets, statement of operations, statements of stockholders’ equity/(deficit) and statements of cash flows on Pages 4 through 7;
  Note 18 explaining the restatements for March 31, 2009 and September 30, 2009 for those reported in the originally filed Form 10-Q for September 30, 2009;
  Changes to Note 8 regarding the balances and maturities of certain debt instruments;
  Changes to Note 9 as a result of the change in derivative values from the restatement;
  Changes to Note 10 as a result of the reevaluation of the embedded derivatives in the Convertible Notes;
  Changes to the management discussion and analysis sections on results of operations and financial liquidity and capital resources based on the above changes;
  Certain changes for grammatical and presentation errors noted during the Company’s general review;
  Item 4, Controls and Procedures, has been restated and the report updated on the effectiveness of internal controls; and
  Updated Exhibits 31.1, 31.2 and 32.
This filing has been updated for the items listed above and does not include subsequent events or the result of operations subsequent to September 30, 2009 except as noted above. Readers are encouraged to read any subsequent filings on Forms 10-Q and 8-K for periods subsequent to September 30, 2009 for current information.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Green Planet Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	March 31,
	2009	2009
	(Unaudited/ Restated)	(Restated)
ASSETS
Current Assets:
Cash	$1,184,843	$470,288
Accounts receivable	5,363,933	4,349,866
Inventory	388,564	369,403
Prepaid expenses	1,425,437	1,654,432
Total Current Assets	8,362,777	6,843,989
Equipment and computers, net of accumulated depreciation	1,815,544	1,900,834
Other Assets:
Other assets	306,495	295,372
Intangible assets	3,352,361	3,745,025
Goodwill	8,979,822	8,979,822
Total Other Assets	12,638,678	13,020,219
Total Assets	$22,816,999	$21,765,042

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable	$1,434,918	$1,210,127
Accounts payable - Affiliates	54,988	165,565
Accrued liabilities	3,858,703	2,318,097
Accrued payroll, taxes and benefits	7,350,736	2,446,929
Cashless warrant liability	47,578	57,876
Notes payable and amounts due within one year	6,915,549	6,536,202
Convertible loans payable	5,054,100	5,054,100
Derivative warrant liability	888,667	791,732
Total Current Liabilities	25,605,239	18,580,628

Notes payable due after one year	7,840,204	9,061,650
Total Liabilities	33,445,443	27,642,278

Stockholders’ Equity/(Deficit)
Preferred Stock, $0.001 par value, 1,000,000 authorized; no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 131,487,944 and 117,440,764 at September 30, 2009 and March 31, 2009, respectively	131,488	117,441
Additional paid-in capital	15,486,383	14,590,073
Accumulated deficit	(26,246,315)	(20,584,750)
Total Stockholders’ Equity/(Deficit)	(10,628,444)	(5,877,236)
Total Liabilities and Stockholders’ Equity/(Deficit)	$22,816,999	$21,765,042

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the three months ended		For the six months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited/ Restated)	(Unaudited)	(Unaudited/ Restated)	(Unaudited)
Revenue:
Sales, net of returns and allowances	$16,406,810	$529,650	$33,104,714	$2,366,071
Cost of sales	14,280,181	324,483	29,001,700	1,051,259
Gross Profit	2,126,629	205,167	4,103,014	1,314,812

Operating Expenses:
Selling, general and administrative	3,900,241	1,250,717	7,480,876	1,932,420
Depreciation and amortization	239,455	61,967	479,173	123,933
Allowance for bad debts	56,500	–	470,570	–
Research and development	13,094	250	13,094	250
Total Operating Expenses	4,209,290	1,312,934	8,443,713	2,056,603

Loss From Operations	(2,082,661)	(1,107,767)	(4,340,699)	(741,791)

Other Income and (Expense):
Other income	(17)	41	1,492	416
Interest expense	532,844	1,884,511	(1,322,358)	615,128

Income/(Loss) before provision for income taxes	(1,549,834)	776,785	(5,661,565)	(126,247)
Provision for/(Benefit of) income taxes	–	–	–	–

Net Income/(Loss)	$(1,549,834)	$776,785	$(5,661,565)	$(126,247)

Earning/(Loss) per share:
Basic earnings per share	$(0.01)	$0.01	$(0.05)	$(0.00)
Weighted average shares outstanding	128,046,715	66,066,375	124,867,997	63,962,835

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity/(Deficit)
(Unaudited)

			Additional
			Paid-in	Accumulated
	Shares	Common Stock	Capital	Deficit	Total

Balance March 31, 2008	54,885,103	$54,885	$9,779,844	$(17,888,474)	$(8,053,745)

Shares issued for cash	6,431,000	6,431	1,090,499		1,096,930
Shares issued services for consultants and others	5,300,000	5,300	1,067,700		1,073,000
Stock option valuation			170,370		170,370
Net loss for the six months ended September 30, 2008				(126,247)	(126,247)

Balance September 30, 2008	66,616,103	$66,616	$12,108,413	$(18,014,721)	$(5,839,692)

Balance March 31, 2009 (Restated)	117,440,764	$117,441	$14,590,073	$(20,584,750)	$(5,877,236)

Shares issued for cash	4,380,000	4,380	115,620		120,000
Shares issued for acquisition and payables	2,846,234	2,846	148,262		151,108
Shares issued for services of consultants and others	6,656,182	6,656	415,294		421,950
Shares issued for interest expense	164,764	165	15,835		16,000
Stock option expense			201,299		201,299
Net loss for the six months ended September 30, 2009 (Restated)				(5,661,565)	(5,661,565)

Balance September 30, 2009	131,487,944	$131,488	$15,486,383	$(26,246,315)	$(10,628,444)

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the six months ended September 30,
	2009	2008
	(Unaudited/Restated)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(5,661,565)	$(126,247)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	479,173	123,933
Bad debt provision	470,570	–
Amortization of debt discount	99,175	206,916
Shares issued for services and interest	437,950	269,833
Stock option costs	201,299	170,370
Change in derivative valuation	96,936	(840,993)
Cashless warrant conversion	(10,298)	(166,351)
Changes in assets and liabilities, excluding
effects of acquisitions:
Receivables	(1,484,637)	(948,004)
Inventory	(19,161)	(59,957)
Prepaid expenses	129,819	18,518
Other assets	(11,123)	–
Accounts payable	194,792	135,471
Accounts payable - affiliates	(110,577)	–
Accrued liabilities	6,625,521	155,543
Cash provided (used) by operating activities	1,437,874	(1,060,968)
Investing Activities:
Proceeds from note receivable	–	85,000
Capital expenditures	(1,220)	(7,383)
Cash provided (used) by investing activities	(1,220)	77,617
Financing Activities:
Net borrowings of debt	–	157,000
Repayment of debt	(842,099)	(282,825)
Net proceeds from issuance of common shares	120,000	1,096,930
Net cash provided (used) by financing activities	(722,099)	971,105
Net increase (decrease) in cash	714,555	(12,246)
Cash at beginning of period	470,288	59,544
Cash at end of period	$1,184,843	$47,298

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$769,985	$231,719
Income taxes	$–	$–

Non Cash Activities:
Common stock issued for services, payables and interest	$(619,058)	$–
Common stock issued for services, payables and interest	9,667	–
Additional paid-in capital from conversion of note payable	609,391	–
	$–	$–

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

Restatement of Prior Financial Statements – See Note 18 Restatement of Prior Financial Statements.

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

Income Taxes – We provide for income taxes in accordance with ASC 740-10 (formerly SFAS No. 109, “Accounting for Income Taxes”). that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

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

Stock-Based Compensation

We account for stock-based awards to employees and non-employees using the accounting provisions of ASC 718-10 (formerly the Statement of Financial Accounting Standards (“SFAS”) No. 123 — Accounting for Stock-Based Compensation and SFAS No. 123(R) which revised SFAS No. 123) which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Shares of common issued in connection with acquisitions are also recorded at their estimated fair values based on the Hull-White “enhanced US ASC 718-10 standard. The standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The statement also requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.

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

Transfers of Financial Assets

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” which has not be codified yet and which is an amendment of ASC 860-10 (formerly SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”), and requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This amendment will improve the relevance, representation faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. It will also take into account the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement. SFAS No. 166 is effective for annual periods beginning after November 15, 2009.  This statement is effective for the Company beginning April 1, 2010 and is not expected to have a material impact on the financial statements.

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

Note 3 – Inventories

Inventory consists of finished goods and raw material as follows:

	September 30, 2009	March 31, 2009
	(Unaudited)

Finished goods	$327,378	$173,523
Raw material	61,186	195,880
	$388,564	$369,403

Note 4 – Property, Plant and Equipment

At September 30, 2009 and March 31, 2009 property, plant and equipment and computers consisted of the following:

	September 30, 2009	March 31, 2009
	(Unaudited)

Property and plant	$1,452,146	$1,452,146
Equipment and computers	747,831	746,611
Less accumulated depreciation	(384,433)	(297,923)
Net property, plant and equipment	$1,815,544	$1,900,834

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

Note 8 – Notes and Contracts Payable

As of September 30, 2009 and March 31, 2009 notes and contracts payable consist of the following:

	September 30,	March 31,
	2009	2009
	(Unaudited)

Revolving line of credit against factored Lumea receivables (2)	$2,095,914	$2,055,015
Bank loans, payable in installments	308,507	359,803
Mortgage loan payable, monthly payments of principal and interest at 3 month LIBOR plus 4.7% (1)	806,853	806,853
Payments due seller of XenTx Lubricants	254,240	254,240
Loan from Dyson	60,000	60,000
Notes payable	1,336,692	1,476,650
Loans from individuals, due within one year	277,407	271,356
Houtz Loan	212,000	200,000
Purchase note payable	1,575,139	1,575,139
Purchase note 1	5,151,609	5,650,000
Purchase note 2	2,677,392	2,888,796

Total	14,755,753	15,597,852
Less current portion	6,915,549	6,536,202

Long-term debt	$7,840,204	$9,061,650
____________
(1)	In conjunction with the acquisition of Dyson, the mortgage became payable as a result of the change of control of that company. The Company is in the process of refinancing the property.
(2)	The Company maintains a $5 million line of credit relating to its factored accounts receivable.

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

Certain notes are in default and have been included as current at September 30, 2009. Notes payable in default includes the loan from Shelter Island Opportunity Fund with interest are 12.25% per annum and secured by the plant and equipment in Durant, Oklahoma.  Subsequent to the end of the period, the lender and the Company have negotiated a modified payment schedule to bring this loan current.  In conjunction with this settlement, substantial portions of this note will subsequently be reflected as long-term.

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

The Company records liabilities related to its derivative liability (See Note 12 – Derivative Financial Instruments) and the cashless warrant liability, both consisting of warrants and options outstanding, at their fair market values as provided by ASC 820-10.

The following table provides fair market measurements of the derivative liability and cashless warrant liability as of September 30, 2009:

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
(Unaudited)

Derivative warrant liability	$888,667
Cashless warrant liability	47,578
$936,245

The change in fair market value of the derivative liability and cashless warrant liability is included in interest expense in the Consolidated Statements of Operations.

The following table provides a reconciliation of the beginning and ending balances of the derivative liability and cashless warrant liability as of September 30, 2009:

	Derivative warrant liability	Cashless warrant liability	Total

Beginning balance April 1, 2009	$791,732	$57,876	$849,608
Change in fair market value of derivative liability and cashless warrant liability	96,935	(10,298)	86,637
Ending balance September 30, 2009	$888,667	$47,578	$936,245

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

Note 10 – Convertible Debt

The Company entered into a Convertible Loan Agreement which also entitled the lenders to warrants and to convert the loans, at their option, to common stock of the Company. The debt is convertible at a rate of 50% of the then current market price at the time of conversion. At September 30, 2009, the value of the 6% Convertible Notes, with interest quarterly, was as follows:

Maturity	Face Amount	Conversion Derivative	Balance

April 28, 2009 (Matured)	$327,050	$327,050	$654,100
August 17, 2009 (Matured)	700,000	700,000	1,400,000
October 28, 2009	300,000	300,000	600,000
November 10, 2009	1,200,000	1,200,000	2,400,000
Total	$2,527,050	$2,527,050	$5,054,100

Interest expense for the quarter ended September 30, 2009 and 2008 was $91,516 and $76,940, respectively.

The April 28, 2009 and August 17, 2009 notes have matured and the conversion features have expired.  These loans are subordinate to the Shelter Island Opportunity Fund (“SIOF”) loan, which prevents collection or enforcement without either the full payment of the SIOF loans or the consent of the loan holder.  The Company is attempting to negotiate an agreeable settlement with the convertible note holders for a loan extension and fixed payment terms over several years.

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

In addition, in conjunction with financings, purchases and consulting transactions between April 1, 2007 and March 31, 2009 the Company issued additional warrants, net of expirations, to purchase 8,725,000 shares of the Company’s common stock at exercise prices between $0.75 and $2.50 per share.  At September 30, 2009, 2,200,000 options were not exercisable.  The options granted vest at a rate of 150,000 shares per quarter as a guarantee fee until the notes due the seller are paid in full and become exercisable at $0.046 per share.  The scheduled maturity of those notes is March 2014, by which time all of the options will have vested.  To date, 300,000 of these options have vested.  If the Company prepays the underlying notes, the vesting will cease and the unvested options will become unexercisable.  No warrants or options have been exercised.

At September 30, 2009 there were 20,725,000 shares subject to warrants and purchase options at a weighted average exercise price of $1.95.

Exercise Price	Number of Shares Subject to Outstanding Warrants and Purchase Options and Exercisable	Weighted Average Remaining Contractual Life (years)

$0.05	300,000	9.40
$0.75	5,775,000	2.50
$2.50	12,450,000	3.51
	18,525,000
Not exercisable	2,200,000
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

Management performed an evaluation of Company activity through November 18, 2009, the date the original unaudited consolidated financial statements were issued.  The Company concluded that there are no other significant subsequent events requiring disclosure.

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

For the three months ended September 30, 2009	Additives &		Corporate
	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$103,072	$16,303,738	$–	$16,406,810
Depreciation and amortization	61,650	172,405	5,400	239,455
Interest expense/(income)	174,735	287,197	(994,776)	(532,844)
Income (Loss) before income taxes	55,944	(1,209,824)	(395,954)	(1,549,834)
Net income (loss)	55,944	(1,209,824)	(395,954)	(1,549,834)

For the six months ended September 30, 2009	Additives &		Corporate
	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$687,305	$32,417,409	$–	$33,104,714
Depreciation and amortization	128,700	345,073	5400	479,173
Interest expense	349,470	721,288	251,600	1,322,358
Loss before income taxes	(297,316)	(2,848,336)	(2,515,913)	(5,661,565)
Net loss	(297,316)	(2,848,336)	(2,515,913)	(5,661,565)

Balance sheet information:
Total assets	3,603,760	16,047,429	3,165,810	22,816,999

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

1)
The Company has restated the financial statements referred to above by an amended filing for Form 10-K/A for March 31, 2009 including periods prior to March 31, 2009 and an amended filing of Form 10-Q/A for the period ended June 30, 2009. Except as discussed below,substantially all of these changes were included in the original filing of this Form 10-Q for the period ended September 30, 2009.

2)
In summary, additional changes from those originally reported on this Form are an increase in the derivative liability of $147,982 and $124,791, a decrease of the additional paid in capital of $124,075 and $141,745, an increase in the accumulated deficit of $23,906 and a reduction of $16,954, and a increase in the loss of $23,907 and a reduction of $40,860 of the loss for the periods March 31, 2009 and six months ended September 30, 2009, respectively. These changes relate to the valuation of the purchase stock options issued in conjunction with the purchase of the staffing business. The Company originally treated these options as stock options to be valued as vested but has changed its treatment to derivative liability treatment pursuant to ASC 820-10. The results of these changes are reflected in the following balance sheets and statements of operations for the year ended March 31, 2009 and the six months ended September 30, 2008.

3)
During the quarters ended June 30, 2009 and September 30, 2009, the convertible feature of a portion of the convertible notes payable had matured and the Company had recognized the cancellation of the convertible feature as a reduction in interest expense during those quarters of $327,050 and $700,000, respectively. Upon reevaluation it was determined that this embedded derivative should continue to be recorded as a liability until the final settlement of the obligation.  An adjustment was made in the amounts of $327,050 and $700,000 for the respective quarters and cumulatively for the six months ended September 30, 2009 in the amount of $1,027,050.

Consolidated Balance Sheets
	September 30, 2009
	As Originally			After
	Reported	Adjustments		Restatement
ASSETS
Current Assets:
Cash	$1,184,843	$–		$1,184,843
Accounts receivable	5,363,933	–		5,363,933
Inventory	388,564	–		388,564
Prepaid expenses	1,425,437	–		1,425,437
Total Current Assets	8,362,777	–		8,362,777
Property, plant and equipment, net of accumulated depreciation	1,815,544	–		1,815,544
Other Assets:
Other assets	306,495	–		306,495
Intangible assets	3,352,361	–		3,352,361
Goodwill	8,979,822	–		8,979,822
Total Other Assets	12,638,678	–		12,638,678
Total Assets	$22,816,999	$–		$22,816,999

LIABILITIES AND STOCKHOLDERS EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable	$1,434,918	$–		$1,434,918
Accounts payable - affiliates	54,988	–		54,988
Accrued liabilities	3,858,703	–		3,858,703
Accrued payroll, taxes and benefits	7,350,736	–		7,350,736
Cashless warrant liability	47,578	–		47,578
Notes payable and amounts due within one year	6,915,549	–		6,915,549
Convertible notes payable	4,027,050	1,027,050	D	5,054,100
Derivative warrant liability	763,876	124,791	A	888,667
Total Current Liabilities	24,453,398	1,151,841		25,605,239

Notes payable due after one year	7,840,204	–		7,840,204
Total Liabilities	32,293,602	1,151,841		33,445,443
Stockholders' Equity
Preferred Stock, $0.001 par value, 1,000,000 Authorized; no shares issued and outstanding	–	–		–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 124,406,944 at June 30, 2009	131,488	–		131,488
Additional paid-in capital	15,628,128	(141,745)	B	15,486,383
Accumulated deficit	(25,236,219)	(1,010,096)	A+D	(26,246,315)
Total Stockholders' Equity/(Deficit)	(9,476,603)	(1,151,841)		(10,628,444)
Total Liabilities and Stockholders' Equity/(Deficit)	$22,816,999	$–		$23,816,999

(Continued)

Consolidated Statements of Operation
	For the Three Months Ended September 30, 2009				For the Six Months Ended September 30, 2009
	As Originally			After	As Originally			After
	Reported	Adjustments		Restatement	Reported	Adjustments		Restatement

Revenue:
Sales, net of returns and allowances	$16,406,810	$–		$16,406,810	$33,104,714	$–		$33,104,174
Cost of sales	14,280,181	–		14,280,181	29,001,700	–		29,001,700

Gross Profit	2,126,629	–		2,126,629	4,103,014	–		4,103,014

Operating Expenses:
Selling, general and administrative	3,900,241	–		3,900,241	7,480,876	–		7,480,876
Depreciation and amortization	239,455	–		239,455	479,173	–		479,173
Allowance for bad debts	414,070	–		414,070	470,570	–		470,570
Research and development	13,094	–		13,094	13,094	–		13,094
Total Operating Expenses	4,209,290	–		4,209,290	8,443,713	–		8,443,713
Loss From Operations	(2,082,661)	–		(2,082,661)	(4,340,699)	–		(4,340,699)

Other Income and (Expense):
Other income	(17)	–		(17)	1,492	–		1,492
Interest expense	1,091,066	(558,222)	A+D	532,844	(336,168)	(986,190)	A+D	(1,322,358)
Loss before provision for income taxes	(991,612)	(558,222)		(1,549,834)	(4,675,375)	(986,190)		(5,661,565)

Provision for/(Benefit of) income taxes	–	–		–	–	–		–

Net Loss	$(991,612)	$(558,222)		$(1,549,834)	$(4,675,375)	$(986,190)		$(5,661,565)

Earnings/(Loss) per share:
Basic earnings/(loss) per share	$(0.01)	$(0.00)		$(0.01)	$(0.04)	$(0.01)		$(0.05)
Weighted average shares outstanding	128,046,715	128,046,715		128,046,715	124,867,997	124,687,997		124,687,997

(Continued)

	March 31, 2009
	As Originally			After
	Reported (1)	Adjustments		Restatement
ASSETS
Current Assets:
Cash	$470,288	$–		$470,288
Accounts receivable	4,349,866	–		4,349,866
Inventory	369,403	–		369,403
Prepaid expenses	1,6554,431	1	C	1,654,432
Total Current Assets	6,843,988	1		6,843,989
Plant and equipment, net of accumulated depreciation	1,900,834	–		1,900,834
Other Assets:
Other assets	295,372	–		295,372
Intangible assets	3,745,025	–		3,745,025
Goodwill	8,979,822	–		8,979,822
Total Other Assets	13,020,219	–		13,020,219
Total Assets	$21,765,041	$1		$21,765,042

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities:
Accounts payable	$1,210,127	$–		$1,210,127
Accounts payable - affiliates	165,565	–		165,565
Accrued liabilities	2,318,097	–		2,318.097
Accrued payroll, taxes and benefits	2,446,929	–		2,446,929
Cashless warrant liability	57,876	–		57,876
Notes payable and amounts due within one year	6,536,202	–		6,536,202
Derivative liability	643,750	147,982	A	791,732
Convertible notes payable	5,054,100	–		5,054,100
Total Current Liabilities	18,432,646	147,982		18,580,628

Notes payable due after one year	9,061,650			9,061,650
Total Liabilities	27,494,296	147,982		27,642,278
Stockholders' Equity
Preferred Stock, $0.001 par value, 1,000,000 Authorized; no shares issued and outstanding	–	–		–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 117,440,764 at March 31, 2009	117,441	–		117,441
Additional paid-in capital	14,714,148	(124,075)	B	14,590,073
Accumulated deficit	(20,560,844)	(23,906)	A	(20,584,750)
Total Stockholders' Equity/(Deficit)	(5,729,255)	(147,981)		(5,877,236)
Total Liabilities and Stockholders' Equity	$21,765,041	$1		$21,765,042

(Continued)

Consolidated Statements of Operations
	For the Year Ended March 31, 2009
	As Originally			After
	Reported (1)	Adjustments		Restatement

Revenue:
Sales, net of returns and allowances	$9,170,794	$–		$9,170,794
Cost of sales	7,030,015	–		7,030,015

Gross Profit	2,140,779	–		2,140,779

Operating Expenses:
Selling, general and administrative	3,798,290	–		3,798,290
Depreciation and amortization	308,833	–		308,833
Allowance for bad debts	970,542	–		970,542
Total Operating Expenses	5,077,665	–		5,077,665
Loss From Operations	(2,936,886)	–		(2,936,886)

Other Income and (Expense):
Other income	416	–		416
Interest expense	264,100	(23,907)	A	240,193
Loss before provision for income taxes	(2,672,370)	(23,907)		(2,696,277)

Provision for/(Benefit of) income taxes	–	–		–

Net Loss	$(2,672,370)	$(23,907)		$(2,696,277)

Loss per share:
Basic and diluted earnings per share	$(0.04)	$0.00		$(0.04)
Weighted average shares outstanding	73,612,313	73,612,313		73,612,313
_________
(1)	As originally reported on Form 10-Q for September 30, 2009

A – Fair value adjustment related to restatement of options granted as part of purchase price in place of options treated as vested.
B – Adjustment of options previously treated as options.
C – Reconciliations adjustment for rounding.
D – Adjustment of embedded derivative.

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

RESULTS OF OPERATIONS

Th  e following table sets forth our results of operations for the three and six months ended September 30, 2009 and 2008 as a percentage of net sales:

	For the three months ended		For the six months ended
	September 30,		September 30,
	2009	2008	2009	2008

NET SALES	100.0%	100.0%	100.0%	100.0%

COST OF SALES	87.0%	61.3%	87.6%	44.4%

GROSS PROFIT	13.0%	38.7%	12.4%	55.6%

OPERATING EXPENSES
Selling, general and administrative	23.8%	236.1%	22.6%	81.7%
Depreciation and amortization	1.5%	11.7%	1.5%	5.2%
Allowance for bad debts	0.3%	0.0%	1.4%	0.0%
Research and development	0.1%	0.0%	0.0%	0.0%

TOTAL OPERATING EXPENSES	25.7%	247.8%	25.5%	86.9%

INCOME/(LOSS) FROM OPERATIONS	(12.7)%	(209.1)%	(13.1)%	(31.3)%

Other income (expense)	0.0%	0.0%	0.0%	0.0%
Interest expense	3.3%	355.8%	(4.0)%	26.0%

LOSS BEFORE INCOME TAXES	(9.4)%	146.7%	(17.1)%	(5.3)%
Income tax benefit	0.0%	0.0%	0.0%	0.0%

NET LOSS	(9.4)%	146.7%	(17.1)%	(5.3)%

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

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

We have experienced net losses for the three months ended September 30, 2009 and six months ended September 30, 2008 and 2009 and net income for the three months ended September 30, 2008. The aggregate net losses for the last two fiscal years aggregated $2,696,277 (restated) and $3,722,529 (restated), respectively . For the three months ended September 30, 2009 the net loss was $1,549,834 with net aggregate contributing non-cash net benefit of depreciation, amortization, bad debts, share based payment expense and derivation valuation factors of $344,250 compared to the prior year quarter which had a net benefit of $2,177,675 which includes derivative benefits of $2,115,708. The aggregate loss for the six months ended September 30, 2009 was $5,661,565 with net aggregate contributing non-cash factors of depreciation, amortization, bad debts, share based payment expense and derivation valuation factors of $1,774,805, which created a net interest expense of $1,322,358 for the six months compared to the prior year period which had a net interest benefit of $615,128. We have funded our operations to date by borrowings from third parties and investors, a substantial portion of which are convertible into our common stock and underpayment of various state and federal payroll taxes. In the September 30, 2009 quarter we issued 7,081,000 common shares and recorded a value of $540,177 of common stock for services, interest, payables, acquisitions and stock option expense. The inability of the Company to raise capital through the private sale of common stock or through the issuance of debt instruments at acceptable prices and in a timely manner will have a negative impact on the results of operations and viability of the Company.

At September 30, 2009, the Company’s aggregate of accounts payable, accrued liabilities and notes due within one year has increased by $19,614,894 from $4,865,755 a year earlier.  These obligations together with operating costs will have to be funded from operations and additional funding from debt and equity offerings.

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

Management began a review of its reporting policies with respect to the accounting for derivatives related to warrants issued by the Company for conversion to common stock and the embedded derivatives included in the convertible notes payable for the Affected Periods. As a result, the management determined that its accounting for such derivatives was not applicable under the guidance of Emerging Issues Task Force Staff Position EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,”  but was instead applicable to the guidance of Statement of Financial Accounting Standards No 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities,”  Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” Emerging Issues Task Force Staff Position EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” together with interpretations and guidance by accounting standard setters, that, in summary, required all of our derivatives to be reflected as liabilities and not as equity instruments. The Company has filed an amended Form 10-K which includes the changes to and restatements of the Affected Periods prior to and including March 31, 2009.   In addition, the Company has changed the treatment of the embedded derivative on its matured convertible notes during the quarter ended September 30, 2009 to reinstate the aggregate amount of $1,027,050 to the convertible notes and increase the interest expense by $700,000 in the current period and $327,050 for the quarter ended June 30, 2009 until the final obligation is settled.  As a result of these changes and the continued application of the changes to the financial statements for the quarter ended September 30, 2009 the Company is filing this amended Form 10-Q on Form 10-Q/A for the period.

Evaluation of Disclosure Controls and Procedures

At the time our quarterly report on Form 10-Q for the quarter ended September 30, 2009 was filed on November 23, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.  Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1943, as amended) as of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of the material weakness in our internal control over financial reporting of derivatives and embedded derivatives from the misinterpretation of the accounting literature in accordance with generally accepted accounting principles (“GAAP”).

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being September 30, 2009, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation and the conclusions described above, our Company’s Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during our last fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

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

In addition, except as described in Item 3 below, there were no material pending legal proceedings at September 30, 2009 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

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