Form 10-Q
period 2009-12-31
GREEN PLANET GROUP, INC.
filed 2010-02-22
CIK 1372533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, February 15, 2010:  $0.001 par value common stock 136,941,290 shares outstanding.

EXPLANATORY NOTE

The Company has filed amended Forms 10-K/A for the year ended March 31, 2009 and prior and amended quarterly reports on Form 10-Q/A for the periods ended June 30, 2009 and September 30, 2009. This Form 10-Q for the period ended December 31, 2009 includes the restatements for the periods March 31, 2009 and December 31, 2009 and the cumulative effects of the changes to the 1st and 2nd quarters of fiscal year ending March 31, 2010.

A detail description of the March 31, 2009 and December 31, 2008 changes are included in Note 18 to these consolidated financial statements.

Readers are encouraged to read the amended Form 10-K/A and Forms 10-Q/A for detail information about these restatements.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Green Planet Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	March 31,
ASSETS	2009	2009
	(Unaudited)	(Restated)
Current Assets:
Cash	$533,898	$470,288
Accounts receivable	4,291,018	4,349,866
Inventory	352,765	369,403
Prepaid expenses	756,281	1,654,432
Total Current Assets	5,933,962	6,843,989
Equipment and computers, net of accumulated depreciation	1,771,290	1,900,834
Other Assets:
Other assets	373,356	295,372
Intangible assets	3,156,029	3,745,025
Goodwill	8,979,822	8,979,822
Total Other Assets	12,509,207	13,020,219
Total Assets	$20,214,459	$21,765,042

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
Accounts payable	$769,496	$1,210,127
Accounts payable - Affiliates	374,014	165,565
Accrued liabilities	4,010,709	2,318,097
Accrued payroll, taxes and benefits	7,171,534	2,446,929
Cashless warrant liability	56,021	57,876
Notes payable and amounts due within one year	8,066,866	6,536,202
Convertible notes payable	5,054,100	5,054,100
Derivative warrant liability	1,219,155	791,732
Total Current Liabilities	26,721,895	18,580,628

Notes payable due after one year	6,571,810	9,061,650
Total Liabilities	33,293,705	27,642,278
Stockholders' Equity/(Deficit)
Preferred Stock, $0.001 par value, 1,000,000 Authorized; no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 136,941,290 and 117,440,764 at September 30, 2009 and March 31, 2009, respectively	136,941	117,441
Additional paid-in capital	15,752,530	14,590,073
Accumulated deficit	(28,968,717)	(20,584,750)
Total Stockholders' Equity/(Deficit)	(13,079,246)	(5,877,236)
Total Liabilities and Stockholders' Equity/(Deficit)	$20,214,459	$21,765,042

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the three months ended		For the nine months ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited/ Restated)	(Unaudited)	(Unaudited/ Restated)
Revenue:
Sales, net of returns and allowances	$15,721,209	$674,657	$48,825,923	$3,040,728
Cost of sales	13,654,794	368,255	42,656,494	1,419,514

Gross Profit	2,066,415	306,402	6,169,429	1,621,214

Operating Expenses:
Selling, general and administrative	3,253,959	699,356	10,734,835	2,631,776
Depreciation and amortization	239,365	62,695	718,538	186,628
Allowance for bad debts	399,447	–	870,017	–
Research and development	389	(250)	13,483	–

Total Operating Expenses	3,893,160	761,801	12,336,873	2,818,404

Income/(Loss) From Operations	(1,826,745)	(455,399)	(6,167,444)	(1,197,190)

Other Income and (Expense):
Other income	1,449	–	2,941	416
Interest expense	(897,106)	242,707	(2,219,464)	857,835

Loss before provision for income taxes	(2,722,402)	(212,692)	(8,383,967)	(338,939)

Provision for/(Benefit of) income taxes	–	–	–	–

Net Income/(Loss)	$(2,722,402)	$(212,692)	$(8,383,967)	$(338,939)

Earnings (Loss) per share:
Basic and diluted loss per share	$(0.02)	$(0.00)	$(0.07)	$(0.00)
Weighted average shares outstanding	135,020,376	66,066,375	128,272,842	63,962,835

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity/(Deficit)
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance March 31, 2008	54,885,103	$54,885	$9,779,844	$(17,888,470)	$(8,053,741)

Shares issued for cash	6,431,000	6,431	1,090,499	–	1,096,930
Shares issued services of employees and others	12,500,000	12,500	596,965	–	609,465
Stock option valuation	–	–	264,366	–	264,366
Net loss for the nine months ended December 31, 2008	–	–	–	(338,939)	(338,939)

Balance December 31, 2008	73,816,103	$73,816	$11,731,674	$(18,227,409)	$(6,421,919)

Balance March 31, 2009	117,440,764	$117,441	$14,590,073	$(20,584,750)	$(5,877,236)

Shares issued for cash	4,380,000	4,380	115,620	–	120,000
Shares issued for acquisition and payables	4,068,230	4,068	208,140	–	212,208
Shares issued services of consultants and others	10,656,182	10,656	611,294	–	621,950
Shares issued for interest expense	396,114	396	26,104	–	26,500
Stock option expense	–	–	201,299	–	201,299
Net loss for the nine months ended December 31, 2009	–	–	–	(8,383,967)	(8,383,967)

Balance December 31, 2009	136,941,290	$136,941	$15,752,530	$(28,968,717)	$(13,079,246)

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the nine months ended
	December 31,	December 31,
	2009	2008
	(Unaudited)	(Unaudited/ Restated)
Cash Flows from Operating Activities:
Net loss	$(8,383,967)	$(338,939)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	718,538	186,628
Bad debt provision	870,017	–
Amortization of debt discount	132,419	157,287
Shares issued for services and interest	860,658	436,194
Stock option costs	201,299	264,366
Change in derivative valuation	427,423	(1,330,609)
Cashless warrant conversion	(1,855)	227,128
Changes in assets and liabilities:
Receivables	(688,222)	(855,018)
Inventory	(16,638)	10,630
Prepaid expenses	26,118	(23,682)
Other assets	77,984	(450)
Accounts payable	440,632	75,281
Accounts payable - affiliates	(208,449)	–
Accrued liabilities	6,448,049	117,573
Cash provided (used) by operating activities	904,006	(1,073,611)
Investing Activities:
Proceeds from note receivable	–	137,500
Capital expenditures	(1,220)	(23,162)
Cash provided (used) by investing activities	(1,220)	114,338
Financing Activities:
Net borrowings of debt	–	(127,641)
Repayment of debt	(959,176)	–
Net proceeds from issuance of common shares	120,000	1,096,930
Net cash provided (used) by financing activities	(839,176)	969,289
Net increase (decrease) in cash	63,610	10,016
Cash at beginning of period	470,288	59,544
Cash at end of period	$533,898	$69,560

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$769,985	$113,043
Income taxes	$–	$–
Non Cash Activities:
Common stock issued for services, payable and interest	$(860,658)	$–
Common stock issued for services, payable and interest	15,120	–
Additional paid-in capital from conversion of payables	(845,538)	–
	$–	$–

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended December 31, 2009 and 2008 (Unaudited)

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

Presentation of Interim Statements – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q for small business filers. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K/A for the years ended March 31, 2009 and 2008. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Restatement of Prior Financial Statements – See Note 18 - Restatement of Prior Financial Statements.

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

In addition, the Company has $6,636,881 of outstanding payroll tax liabilities due the Internal Revenue Service and various states.  The Company anticipates negotiating a payment plan with these agencies, but there is no assurance that the Company will be successful.  In the event that the Company is unable to negotiate acceptable payment plans, the Company’s operations could be negatively impacted including ceasing operations in certain states and jurisdictions.

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

Note 2 – Significant Accounting Policies

Over the years, the Financial Accounting Standards Board (“FASB”) and other designated GAAP-setting bodies, have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, AICPA Statements of Position, etc. The FASB finalized the Codification for periods ending after September 15, 2009. Prior FASB standards are no longer being issued in the previous format and are included herein for the convenience of the reader. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification , sometimes referred to as the “Codification” or “ASC”.

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

Allowance for Doubtful Accounts – The Company provides an allowance for doubtful accounts when management estimates collectibility to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $1,553,916 and $806,846 at December 31, 2009 and March 31, 2009, respectively.

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

Intangible Assets – Intangible assets consist of patents, trademarks, government approvals and customer relationships (including client contracts). For financial statement purposes, identifiable intangible assets with a defined life are being amortized using the straight-line method over the estimated useful lives of seven years for the EPA license and five years for the customer relationships. Costs incurred in connection with patent, trademark applications and approvals from governmental agencies such as the Environmental Protection Agency, including legal fees, patent and trademark fees and specific testing costs, are expensed as incurred. Purchased intangible costs of completed developments are capitalized and amortized over the estimated economic life of the asset, generally seven years, commencing on the acquisition date. Costs subsequent to grant date are expensed as incurred.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. The Company performs an annual impairment test each year and in the event that facts and circumstances indicate that goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required. The Company’s testing approach will utilize a discounted cash flow analysis to determine the fair value of its reporting units for comparison to their corresponding book values.  If the book value exceeds the estimated fair value for a reporting unit, a potential impairment is indicated ASC 350-10 and ASC 360-10 prescribes the approach for determining the impairment amount, if any.

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

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of December 31, 2009 and 2008.

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

Concentrations of Credit Risks – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition. At December 31, 2009 and 2008 the Company had a receivable from one foreign customer in the amount of $1,363,756 and at December 31, 2009 the Company had a reserve for bad debts of $1,014,000 against this account.  The balance of the accounts receivable are primarily from clients, retailers and distributors located in the United States. For the nine months ended December 31, 2009 three clients accounted for 11.1%, 12.4% and 13.0% of gross sales for the period.

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

Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock (ASC 815-10)

In June 2008, the FASB amended ASC 815-10 by what was formerly EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock .  ASC 815-10 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of this pronouncement effective April 1, 2009, required the Company to perform additional analyses on both its freestanding equity derivatives and embedded equity derivative features. The adoption of these amendments to ASC 815-10 did not have a material effect on the Company’s consolidated financial statements at December 31, 2009.

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

Business Combinations

In December 2007, the FASB amended ASC 805-10 by issuing SFAS No. 141(R), Business Combinations. The objective of this ASC is to improve the information provided in financial reports about a business combination and its effects. ASC 805-10 states that all business combinations (whether full, partial or step acquisitions) must apply the “acquisition method.” In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. As a result, it will require that certain forms of contingent consideration and certain acquired contingencies be recorded at fair value at the acquisition date. This ASC also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This amendment is effective for business combination transactions for which the acquisition date is on or after April 1, 2009, and earlier application is prohibited. The Company adopted this statement on April 1, 2009. The impact of the adoption of amendment on the Company’s financial statements will largely be dependent on the size and nature of the business combinations completed after the adoption of this ASC. While this amendment to ASC 805-10 generally applies only to transactions that close after its effective date, the amendment to ASC 740-10 are applied prospectively as of the adoption date and will apply to business combinations with acquisition dates before the effective date of this amendment.  Adoption of this amendment did not have a material effect on the results of operations or statement of position for the period ended December 31, 2009.

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

Transfers of Financial Assets

 In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” which was codified on December 23, 2009 in ASU No. 2009-16 and which is an amendment of ASC 860-10 (formerly SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This amendment will improve the relevance, representation faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. It will also take into account the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement. SFAS No. 166 is effective for annual periods beginning after November 15, 2009.  This statement is effective for the Company beginning April 1, 2010 and is not expected to have a material impact on the financial statements.

Amendments to FASB interpretation No. 46(R)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R),” which will amend ASC 810-10 and was   codified on December 23, 2009 in ASU No. 2009-17. It establishes how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. This statement improves financial reporting by enterprises involved with variable interest entities, which addresses the effects on certain provisions of ASC 810-10 as a result of the elimination of the qualifying special-purpose entity concept in FASB No. 166, “Accounting for Transfers of Financial Assets,” which also has not be codified yet, and clarifies constituent concerns about the application of certain key provisions of ASC 810-10. SFAS No. 167 is effective after November 15, 2009. This statement is effective for the Company beginning January 1, 2010 and is expected to have no material impact on the financial statements.

Amendments to Fair Value Measurement

In August 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-05, Fair Value Measure and Disclosure topic 820 – Measuring Liabilities at Fair Value, which provides amendments to ASC 820-10, Fair Value Measurement and Disclosures – Overall, for the fair measure of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:  1. a valuation technique that uses: a. the quoted price of the identical when traded as an asset, b. quoted prices of similar liabilities or similar liabilities when traded as assets, 2. another valuation technique that is consistent with the principles of ASC 820; two examples would be an income approach, such as a present value technique, or a market approach , such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this ASC update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendment also clarifies that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

Amendment of Earnings Per Share Computations

In September 2009, the FASB issued ASU No. 2009-08, Earnings Per Share – Amendments to ASC 260-10-S99, which represents technical corrections to ASC 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock . The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

Amendment to Investments-Equity Method, Joint Ventures and Accounting for Equity Based Payments

In September 2009, the FASB issued ASU No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity Based Payments to Non-Employees.  This Update represents a correction to ASC 323-10-S99-4, Accounting by an Investor for Stock Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Amendments to Fair Value Measurement that Calculate Net Asset Value Per Share

In September 2009, the FASB issued ASU No. 2009-12, Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent) , which provides amendments to ASC 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendment permits, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of these amendments on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of ASC 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with ASC 820. These amendments also require disclosures by major category of investment about the attributes of investments within the scope of these amendments such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments regardless of the method of fair value measurement used. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Amendment of the Treatment of Own-Share Lending Arrangements

On October 13, 2009, the FASB issued ASU No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  The amendments to ASC 470-70, Debt with Conversion or Other Options, require companies to mark stock loan arrangements at fair value and recognize the cost of the arrangements by reducing the amount of additional paid-in capital on their financial statements. The requirement applies to offerings of convertible debt that are accompanied by a simultaneous share-lending agreement that is intended to help the underwriters and the purchasers of the bonds hedge their investments. In addition, the ASU also amends several other paragraphs of ASC 470-20. The changes will be effective for fiscal years that start on or after December 15, 2009. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued or not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Inventories

Inventory consists of finished goods and raw material as follows:

	December 31, 2009	March 31, 2009
	(Unaudited)	(Restated)

Finished goods	$283,146	$173,523
Raw material	69,619	195,880
	$352,765	$369,403

Note 4 – Property, Plant and Equipment

At December 31, 2009 and March 31, 2009 property, plant and equipment and computers consisted of the following:

	December 31, 2009	March 31, 2009
	(Unaudited)	(Restated)

Property and plant	$1,452,146	$1,452,146
Equipment and computers	746,661	746,611
Less accumulated depreciation	(427,467)	(297,923)
Net property, plant and equipment	$1,771,290	$1,900,834

During the nine months ended December 31, 2009 and 2008 depreciation expense was $129,544 and $91,586, respectively.

Note 5 – Intangible Assets and Goodwill

Intangible assets consist of technology of production and license rights under the Environmental Protection Agency to market one of the products acquired in the acquisition of White Sands, L.L.C. on March 31, 2006. The Company is amortizing this asset over its estimated useful life of seven years on a straight line basis. For the nine months ended December 31 2009 and 2008 amortization was $95,042 in each period. The customer relationships are the value of the purchased business relationships acquired as part of the purchase by Lumea of the staffing business on March 1, 2009.  The amortization period of this intangible is 5 years. For the nine months  ended December 31, 2009 the amortization expense was $493,952.

Intangible assets subject to amortization:

	Weighted	December 31, 2009 (Unaudited)
	Average	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount

Intangible assets subject to amortization:
EPA licenses	7 years	887,055	475,208	411,847
Customer relationships	5 years	3,293,020	548,838	2,744,182
		$4,180,075	$1,024,046	$3,156,029

Goodwill not subject to amortization:
Goodwill:
Goodwill		$8,979,822	$–	$8,979,822
		$8,979,822	$–	$8,979,822

	Weighted	March 31, 2009
	Average	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount

Intangible assets subject to amortization:
EPA licenses	7 years	$887,055	$380,166	$506,889
Customer Relationships	5 years	3,293,020	54,884	3,238,136
		$4,180,075	$435,050	$3,745,025

Goodwill not subject to amortization:
Goodwill:
Goodwill		$8,979,822	$–	$8,979,822
		$8,979,822	$–	$8,979,822

The scheduled amortization to be recognized over the next five years is as follows:

December 31, 2010	$785,326
December 31, 2011	$785,326
December 31, 2012	$785,326
December 31, 2013	$690,284
December 31, 2014	$109,767

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2009 and March 31, 2009:

	December 31, 2009	March 31, 2009
	(Unaudited)	(Restated)

Accrued marketing and advertising	$300,000	$300,000
Accrued reimbursement to product testing partner	978,151	978,151
Accrued interest	2,013,413	804,717
Accrued workmen’s compensation	534,567	–
Other	184,578	235,229
	$4,010,709	$2,318,097

Note 7 – Accrued Payroll, Taxes and Benefits

Accrued payroll, taxes and benefits was $7,171,534 and $2,446,929 at December 31, 2009 and March 31, 2009, respectively.

Subsidiaries of the Company are delinquent in the payment of their payroll tax liabilities with the Internal Revenue Service and various states.  As of December 31, 2009, unpaid payroll taxes total $6,636,881.   The Company has estimated the related penalties and interest at approximately $781,200 through December 31, 2009, which are included in accrued liabilities at December 31, 2009.  The Company expects to pay these delinquent payroll tax liabilities in installments and as soon as possible subject to negotiations with the Internal Revenue Service.

Note 8 – Notes and Contracts Payable

As of December 31, 2009 and March 31, 2009 notes and contracts payable consist of the following:

	December 31,	March 31,
	2009	2009
	(Unaudited)

Revolving line of credit against factored Lumea receivables (2)	$2,328,760	$2,055,015
Bank loans, payable in installments	296,243	359,803
Mortgage loan payable, monthly payments of principal and interest at 3 month LIBOR plus 4.7% (1)	806,853	806,853
Payments due seller of XenTx Lubricants	254,240	254,240
Loan from Dyson	60,000	60,000
Notes payable	1,336,692	1,476,650
Loans from individuals, due within one year	255,000	271,356
Houtz Loan	213,800	200,000
Purchase note payable	1,575,139	1,575,139
Purchase note 1	4,892,304	5,650,000
Purchase note 2	2,619,645	2,888,796

Total	14,638,676	15,597,852
Less current portion	8,066,866	6,536,202

Long-term debt	$6,571,810	$9,061,650
____________
(1)	In conjunction with the acquisition of Dyson, the mortgage became payable as a result of the change of control of that company. The Company is in the process of refinancing the property.
(2)	The Company maintains a $5 million line of credit relating to its factored accounts receivable.

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

Substantially all of the staffing receivables are pledged as collateral for the revolving line of credit.  At December 31, 2009 and March 31, 2009, the Company had pledged receivables of $3,507,473 and $2,532,926, respectively.

The balance of the notes payable consist of commercial loans of vehicles and equipment in the normal course of business.

The Loans from individuals includes three loans which are all due within one year and bear interest from 9% to 12%.

Notes payable include amounts due after one year consists of the loan from Purchase Notes 1 and 2, all of which are secured by all of the business assets of Lumea, and the unsecured Houtz Loan.  Maturities for the remainder of the loans are as follows:

2011	$1,208,013
2012	$1,127,512
2013	$1,164,707
2014	$3,071,578

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

The Company records liabilities related to its warrants (See Note 12 – Derivative Financial Instruments) and the beneficial conversion feature of its convertible debentures (See Note 10 – Convertible Debt) at their fair market values as provided by ASC 820-10.

The following table provides fair market measurements of the warrant and beneficial conversion feature liabilities as of December 31, 2009:

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
(Unaudited)

Derivative liability	$1,219,155
Cashless warrant liability	56,021
$1,275,176

The change in fair market value of the warrant and beneficial conversion feature liabilities is included in interest expense in the Consolidated Statements of Operations.

The following table provides a reconciliation of the beginning and ending balances of the warrant and beneficial conversion feature liabilities as of December 31, 2009:

	Derivative liability	Cashless warrant liability	Total

Beginning balance April 1, 2009	$791,732	$57,876	$849,608
Change in fair market value of derivative liability and cashless warrant liability	427,423,	(1,855)	425,568
Ending balance December 31, 2009	$1,219,155	$56,021	$1,275,176

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other short-term liabilities, and capital lease obligations.

Note 10 – Convertible Debt

The Company entered into a Convertible Loan Agreement which also entitled the lenders to warrants and to convert the loans, at their option, to common stock of the Company. The debt is convertible at a rate of 50% of the then current market price at the time of conversion. At December 31, 2009, the value of the 6% Convertible Notes, with interest quarterly, was as follows:

Maturity	Face Amount	Conversion Derivative	Balance

April 28, 2009 (Matured)	$327,050	$327,050	$654,100
August 17, 2009 (Matured)	700,000	700,000	1,400,000
October 28, 2009	300,000	300,000	600,000
November 10, 2009	1,200,000	1,200,000	2,400,000
Total	$2,527,050	$2,527,050	$5,054,100

Interest expense for the quarter ended December 31, 2009 and 2008 was $177,655 and $115,410, respectively.

Note 11 – Income Taxes

Provision/benefit for income taxes for the periods ended December 31, 2009 and 2008 consisted of the follows:

	For the nine months ended December 31,
	2009	2008
	(Unaudited)	(Unaudited/ Restated)

Federal income taxes/(benefit)	$(2,278,158)	$(344,026)
State income taxes	(501,858)	(75,786)
Total	(2,780,016)	(419,812)
Valuation allowance	2,780,016	419,812
Net tax provision/benefit	$–	$–

Through December 31, 2009, we recorded a valuation allowance of $8,987,048 against deferred income tax assets primarily associated with tax loss carry forwards. Our significant operating losses experienced in prior years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.  For the nine months ended December 31, 2009 and 2008 we recognized $2,780,016 and $419,812 respective of the valuation allowance to offset the provision for income taxes for these periods.

We have net operating loss carry forwards of $21,458,099. Our net operating loss carry forwards will expire between 2025 and 2030.

Future realization of the net operating losses is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 34% Federal income tax rate. The Federal net operating losses expire as follows:

Expiration	Amount

2025	$1,524,541
2026	5,132,298
2027	3,052,902
2028	2,251,029
2029	2,295,008
2030	7,202,321
Total	$21,458,099

Note 12 – Derivative Financial Instruments

In connection with various financings through November 10, 2006, the Company has issued warrants to purchase shares of common stock in conjunction with the convertible notes to purchase 12,000,000 shares of common stock at an exercise price of $2.50 per share. The Company also issued warrants to a broker in the transaction for the exercise of 70,000 shares of common stock at an exercise price of $2.50. These warrants expire if not exercised at various dates in 2013 through November 10, 2013. At December 31, 2009, all of the 12,000,000 warrants have been issued entitling the lender to one share for each warrant at an exercise price of $2.50 per share.

The agreements include registration rights and certain other terms and conditions related to share settlement of the embedded conversion features and the warrants. In this instance, ASC 815-40 requires allocation of the proceeds between the various instruments and the derivative elements carried at fair values.

In addition, in conjunction with financings, purchases and consulting transactions between April 1, 2007 and March 31, 2009 the Company issued additional warrants and options, net of expirations, to purchase 8,725,000 shares of the Company’s common stock at exercise prices between $0.05 and $2.50 per share.  At December 31, 2009, 2,050,000 options were not exercisable. The options granted vest at a rate of 150,000 shares per quarter as a guarantee fee until the notes due the seller are paid in full and become exercisable at $0.046 per share. The scheduled maturity of those notes is March 2014, by which time all of the options will have vested. To date, 450,000 of these options have vested. If the Company prepays the underlying notes, the vesting will cease and the unvested options will become unexercisable. No warrants or options have been exercised.

At December 31, 2009 there were 20,725,000 shares subject to warrants at a weighted average exercise price of $1.95.

	Number of Shares	Weighted Average
	Subject to Outstanding	Remaining
Exercise	Warrants	Contractual Life
Price	and Options	(years)

$0.05	450,000	9.15
$0.75	5,775,000	2.25
$2.50	12,450,000	3.26

	18,675,000
Not exercisable	2,050,000
	20,725,000

In addition to the spot price of the stock and remaining term of the warrant, other factors used in the binomial model included in the analysis at December 31, 2009 were the volatility of 227.22%, risk free rate of between 0.47% and 3.39% and a dividend rate of $0 per period.

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

Lease Commitments

The Company has lease agreements for office space in Scottsdale, Arizona and for 26 offices throughout the United States. The remaining lease commitment for the two Scottsdale offices are 3 and 5 years and the other offices are year to year or month-to-month. The following table sets forth the aggregate minimum future annual lease commitments at December 31, 2009 under all non-cancelable leases:

2010	$309,527
2011	234,759
2012	147,800
2013	65,294
2014	60,286
Thereafter	60,000
$877,666

Lease expense for the nine months ended December 31, 2009 and 2008 were $481,448 and $45,838, respectively.  The total of all scheduled lease payments, assuming all locations are continued at the same rates, is $379,274 per year.

Note 14 – Company Stock

Preferred Stock

At December 31, 2009, the Company had 1,000,000 shares of $0.001 par value authorized and no outstanding or issued shares.

Common Stock

At December 31, 2009, the Company had 250,000,000 shares authorized of $0.001 par value common stock, of which issued and outstanding shares were 136,941,290.

During the nine months ended December 31, 2009, the Company issued 4,380,000 par value $0.001 common shares of stock for net proceeds of $120,000.  Also during the period, the Company issued an aggregate of 10,656,182 common shares for services to consultants recognizing an aggregate addition to stockholders’ equity of $621,950 based on the market price of the stock at the date of the agreements.  Included in this amount is the fair value of stock issued to directors of 1,000,000 shares. Some of the services of consultants will be recognized over the next one year and the related expense is being recognized over the service period.  Also during this period, the Company issued 4,068,230 shares of common stock for an acquisition and payment of accounts payable and 396,114 shares for interest expense.  The Company recorded these accounts at $212,208 and $26,500, respectively.

Warrants

No warrants have been exercised.

At December 31, 2009, the status of the outstanding warrants is as follows:

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

The warrants have no intrinsic value at December 31, 2009 or 2008.

Stock Options

At December 31, 2009, the Company had one stock option plan under which grants were outstanding. The stock options outstanding are for grants issued under the Company’s 2007 Stock Incentive Plan.

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

The following table sets forth the status of the Company’s non-vested stock options under the 2007 Plan as of December 31, 2009:

	Number of Options	Weighted-Average Grant-Date Fair Value

Non-vested as of March 31, 2008	5,415,000	$.11
Granted
Forfeited	(450,000)	–
Vested	(3,310,000)	–

Non-vested as of March 31, 2009	1,655,000	$.11
Granted	–	–
Forfeited	–	–
Vested	(1,655,000)	.11

Non-vested as of December 31, 2009	–	$–

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

Unrecognized stock-based compensation expense related to the unvested options at the issue date was approximately $525,165 which is being recognized over the vesting periods of 18 months. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.  During the nine months ended December 31, 2009 and 2008 the Company recognized expense of $201,299 and $264,366, respectively. These options had no intrinsic value at December 31, 2009 and all options had been fully vested at December 31, 2009.

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

Diluted income/(loss) earnings per common share adjusts basic income/(loss) per common share for the effects of convertible securities, stock options, warrants and other potentially dilutive financial instruments only in periods in which such effect is dilutive. No instruments were dilutive at December 31, 2009 or 2008.  These potential shares of common stock were not included as they were anti-dilutive.

Note 16 – Subsequent Events

Management performed an evaluation of Company activity through February 19, 2010, the date the unaudited consolidated financial statements were issued.  The Company concluded that there are no other significant subsequent events requiring disclosure.

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

The Company analyzes the result of the operations of the individual entities and the segments. Green Planet does not allocate income taxes and unusual items to the segments. The segment information for the three and nine months ended December 31, 2009 is presented below.

	Additives &		Corporate
For the three months ended December 31, 2009	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$229,478	$15,491,731	$–	$15,721,209
Depreciation and amortization	64,351	172,314	2,701	239,365
Interest expense	20,312	376,058	500,736	897,106
Income (Loss) before income taxes	(539,449)	(896,131)	(1,286,822)	(2,722,402)
Net income (loss)	(539,449)	(896,131)	(1,286,822)	(2,722,402)

	Additives &		Corporate
For the nine months ended December 31, 2009	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$916,783	$47,909,140	$–	$48,825,923
Depreciation and amortization	193,050	517,387	8,101	718,538
Interest expense	369,782	1,097,346	752,336	2,219,464
Loss before income taxes	(836,765)	(3,744,467)	(3,802,735)	(8,383,967)
Net loss	(836,765)	(3,744,467)	(3,802,735)	(8,383,967)

Balance sheet information:
Total assets	$2,855,800	$16,769,024	$589,635	$20,214,459

Note 18 – Restatement of Prior Financial Statements

On July 31, 2009, the board of directors (the “Board”) of Green Planet Group, Inc. (the “Company”) concluded that the Company’s previously filed consolidated financial statements for the fiscal year ends March 31, 2007, 2008 and 2009 on Form 10-K and the quarterly statements from September 30, 2006 (the first required filing date) through December 31, 2008 on Form 10-Q should no longer be relied upon.  The Board with the recommendation of management came to this conclusion based on comments received the Accounting Staff of the Division of Corporate Finance of the Securities and Exchange Commission (the “SEC”) in its review of the Company’s financial statements for the year ended March 31, 2009 and interim filings through December 31, 2008.  The Company has filed Form 10-K/A for the year ended March 31, 2009 and Forms 10-Q/A for the periods ended June 30, 2009 and September 30, 2009 to reflect the results of this evaluation.  After discussion, review and analysis of our accounting and disclosures, the Company identified the following issues:

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

3)
Accordingly, the Company has restated the financial statements referred to above by the filing of an amended Form 10-K/A for March 31, 2009, that incorporated those changes. In summary, in conjunction with the aggregate face amount of the convertible loans of $3,000,000 with net proceeds of $2,512,500, the Company estimates that at the closing of the various convertible loans in the year ended March 31, 2007 the Company will book an additional $3,000,000 of loan balance representing the 50% conversion feature of the instruments to common stock of the Company and a derivative liability of $39,207,874 for the then fair value of the warrants issued and outstanding. At the end of the reporting period credits of $13,960,334 to adjust for the “default warrants” issued and valued under ASC 470-20 in error and a valuation allowance of $38,685,527 to adjust to the year end valuation resulting in a net decrease of $10,437,986 in the net loss for March 31, 2007.  At March 31, 2008, the year end valuation resulted in additional interest expense of $1,272,447 and a increase in the net loss for the period of a like amount and at March 31, 2009 the Company has a reduction of interest expense by $1,151,045 and a decrease in the net loss for the period of the same amount. For the nine months ended December 31, 2008 the Company is reporting a reduction in interest expense of $1,240,182 and a reduction change in the net loss for the period from $1,240,182 to a loss of $(338,939). The results of these changes are reflected in the following balance sheets and statements of operations for the year ended March 31, 2009 and the nine months ended December 31, 2008.

4)
In addition to the above changes, the Company also changed the presentation of its prepaid loan expenses from being netted against the loan amount to prepaid expenses and other assets depending on the scheduled maturity of the underlying debts. This had the effect of increasing current and long term assets and increasing the loan amounts for each period being restated. The results of these changes are reflected in the following balance sheets and statements of operations for the years ended March 31, 2009 and the quarterly period ended December 31, 2008.

Consolidated Balance Sheets

	March 31, 2009
	As Originally			After
ASSETS	Reported	Adjustments		Restatement

Current Assets:
Cash	$470,288	$–		$470,288
Accounts receivable	4,349,866	–		4,349,866
Inventory	369,403	–		369,403
Prepaid expenses	1,495,461	158,971	A	1,654,432
Total Current Assets	6,685,018	158,971		6,843,989
Plant and equipment, net of accumulated depreciation	1,900,834	–		1,900,834
Other Assets:
Other assets	189,164	106,208	A	295,372
Intangible assets	3,745,025	–		3,745,025
Goodwill	8,979,822	–		8,979,822
Total Other Assets	12,914,011	106,208		13,020,219
Total Assets	$21,499,863	$265,179		$21,765,042

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities:
Accounts payable	$1,210,127	$–		$1,210,127
Accounts payable - affiliates	165,565	–		165,565
Accrued liabilities	4,765,026	–		4,765,026
Cashless warrant liability	57,876	–		57,876
Notes payable and amounts due within one year	6,429,994	106,208	A	6,536,202
Derivative liability	–	791,732	B+F	791,732
Convertible notes payable	2,474,287	2,579,813	C	5,054,100
Total Current Liabilities	15,102,875	3,477,753		18,580,628

Notes payable due after one year	8,955,442	106,208	A	9,061,650
Total Liabilities	24,058,317	3,583,961		27,642,278

Stockholders’ Equity
Preferred Stock, $0.001 par value, 1,000,000 Authorized; no shares issued and outstanding	–	–		–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 117,440,103 at March 31, 2009	117,441	–		117,441
Additional paid-in capital	28,201,532	(13,611,459)	D	14,590,073
Accumulated deficit	(30,877,427)	10,292,677	E+F	(20,584,750)
Total Stockholders’ Equity/Deficit	(2,558,454)	(3,318,782)		(5,877,236)
Total Liabilities and Stockholders’ Equity/(Deficit)	$21,499,863	$265,179		$21,765,042

(Continued)

Consolidated Statements of Operations

	For the Year Ended March 31, 2009
	As Originally			After
	Reported	Adjustments		Restatement
Revenue:
Sales, net of returns and allowances	$9,170,794	$–		$9,170,794
Cost of sales	7,030,015	–		7,030,015

Gross Profit	2,140,779	–		2,140,779

Operating Expenses:
Selling, general and administrative	3,798,290	–		3,798,290
Depreciation and amortization	308,833	–		308,833
Allowance for bad debts	970,542	–		970,542
Total Operating Expenses	5,077,665	–		5,077,665
Loss From Operations	(2,936,886)	–		(2,936,886)

Other Income and (Expense):
Other income	416	–		416
Interest expense	(886,945)	1,127,138	B+F	240,193
Loss before provision for income taxes	(3,823,415)	1,127,138		(2,696,277)

Provision for/(Benefit of) income taxes	–	–		–

Net Loss	$(3,823,415)	$1,127,138		$(2,696,277)

Loss per share:
Basic and diluted earnings per share	$(0.05)	$0.01		$(0.04)
Weighted average shares outstanding	73,612,313	73,612,313		73,612,313

(Continued)

Consolidated Balance Sheets
(Unaudited)

	December 31, 2008
	As Originally			After
ASSETS	Reported	Adjustments		Restatement
Current Assets:
Cash	$69,560	$–		$69,560
Accounts receivable	1,787,143	–		1,787,143
Inventory	406,163	–		406,163
Prepaid expenses	161,693	201,409	A	363,102
Total Current Assets	2,424,559	201,409		2,625,968
Property, plant and equipment, net of accumulated depreciation	1,718,543	–		1,718,543
Other Assets:
Other assets	59,696	125,518	A	185,214
Intangible assets	536,569	–		536,569
Total Other Assets	596,265	125,518		721,783
Total Assets	$4,739,367	$326,927		$5,066,294

LIABILITIES AND STOCKHOLDERS EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable	$891,213	$–		$891,213
Accrued liabilities	1,985,460	–		1,985,460
Cashless warrant liability	30,251	–		30,251
Notes payable and amounts due within one year	1,939,541	115,863	A	2,055,404
Derivative liability	–	554,612	B	554,612
Convertible notes payable	2,453,243	2,600,857	C	5,054,100
Total Current Liabilities	7,299,708	3,271,332		10,571,040

Notes payable due after one year	779,918	137,255	A	917,173
Total Liabilities	8,079,626	3,408,587		11,488,213
Stockholders' Equity
Preferred Stock, $0.001 par value, 1,000,000 Authorized; no shares issued and outstanding	–	–		–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 73,816,103 at December 31, 2008	73,816	–		73,816
Additional paid-in capital	25,219,058	(13,487,384)	D	11,731,674
Accumulated deficit	(28,633,133)	10,405,724	E	(18,227,409)
Total Stockholders' Equity/(Deficit)	(3,340,259)	(3,081,660)		(6,421,919)
Total Liabilities and Stockholders' Equity/Deficit)	$4,739,367	$326,927		$5,066,294

(Continued)

Consolidated Statements of Operations
(Unaudited)

	For the three months ended December 31, 2008				For the nine months ended December 31, 2008
	As Originally			After	As Originally			After
	Reported	Adjustments		Restatement	Reported	Adjustments		Restatement
Revenue:
Sales, net of returns and allowances	$674,657	$–		$674,657	$3,040,728	$–		$3,040,728
Cost of sales	368,255	–		368,255	1,419,514	–		1,419,514

Gross Profit	306,402	–		306,402	1,621,214	–		1,621,214

Operating Expenses:
Selling, general and administrative	699,356	–		699,356	2,631,776	–		2,631,776
Depreciation and amortization	62,695	–		62,695	186,628	–		186,628
Research and development	(250)	–		(250)	–	–		–
Total Operating Expenses	761,801	–		761,801	2,818,404	–		2,818,404
Loss From Operations	(455,399)	–		(455,399)	(1,197,190)	–		(1,197,190)

Other Income and (Expense):
Other income	–	–		–	416	–		416
Interest expense	(156,482)	399,189	B	242,707	(382,347)	1,240,182	B	857,835
Loss before provision for income taxes	(611,881)	399,189		(212,692)	(1,579,121)	1,240,182		(338,939)

Provision for/(Benefit of) income taxes	–	–		–	–	–		–

Net Income/(Loss)	$(611,881)	$399,189		$(212,692)	$(1,579,121)	$1,240,182		$(338,939)
Earnings/(Loss) per share:
Basic earnings/(loss) per share	$(0.01)	$0.01		$0.00	$(0.02)	$0.02		$0.00
Weighted average shares outstanding	70,897,625	70,897,625		70,897,625	68,345,747	68,345,747		68,345,747
____________

A	–	Adjustment to reclassify unamortized loan fees and costs to prepaids and other assets.
B	–	Adjustment to reflect change in derivative value for the period.
C	–	Cumulative effect to reflect loan conversion feature net of conversions in prior periods.
D	–	Cumulative effect of error in reporting cure cost of default and effect of conversions.
E	–	Cumulative effect of prior period adjustments and current period adjustment to accumulated deficit.
F	–	Fair value adjustment related to restatement of options granted as part of purchase price at year end in place of option treatment as vested.

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

  Such forward-looking statements encompass our beliefs, expectations, hopes or intentions regarding future events. Words such as “expects,” “believes,” “anticipates,” “should,” and “likely” also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations---Risks Related to Existing and Proposed Operations.” All subsequent written and oral forward-looking statements attributable to GPG or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report. For a more detailed discussion of these and other factors that could cause actual results to differ from those contained in the forward-looking statements, see the company’s annual report on Form 10-K/A filed with the Securities and Exchange Commission which includes our financial statements for the year ended March 31, 2009. As previously reported, the Company has restated its financial statements on Form 10-K/A for the year ended March 31, 2009 and prior years. The Company has also restated the financial statements for the quarters ended June 30, 2009 and September 30, 2009 on Forms 10-Q/A for those periods.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Green Planet Group, Inc., our operations and our business environment. MD&A is provided as a supplement to (and should be read in conjunction with) our Financial Statements and accompanying notes.

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the three and nine months ended December 31, 2009 and 2008 as a percentage of net sales:

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2009	2008	2009	2008

NET SALES	100.0%	100.0%	100.0%	100.0%

COST OF SALES	86.9%	54.6%	87.4%	46.7%

GROSS PROFIT	13.1%	45.4%	12.6%	53.3%

OPERATING EXPENSES
Selling, general and administrative	20.7%	103.7%	22.0%	86.6%
Depreciation and amortization	1.5%	9.3%	1.5%	6.1%
Allowance for bad debts	2.5%	0.0%	1.8%	0.0%
Research and development	0.0%	0.0%	0.0%	0.0%

TOTAL OPERATING EXPENSES	24.7%	113.0%	25.3%	92.7%

INCOME/(LOSS) FROM OPERATIONS	(11.6)%	(67.6)%	(12.7)%	(39.4)%

Other income (expense)	0.0%	0.0%	0.0%	0.0%
Interest expense	(5.7)%	36.0%	(4.5)%	28.2%

LOSS BEFORE INCOME TAXES	(17.3)%	31.6%	(17.2)%	(11.2)%
Income tax benefit	0.0%	0.0%	0.0%	0.0%

NET LOSS	(17.3)%	31.6%	(17.2)%	(11.2)%

Three months ended December 31, 2009 as compared to three months ended December 31, 2008

Net Sales: Net Sales increased from $674,657 in 2008 to $15,721,209 in 2009 or an increase of $15,046,552. This represents an increase of 2,230% over the same period a year earlier. This increase was due to the addition of the staffing business segment that added $15,491,731 and a decrease in the chemical additive volume of $445,179.

Gross Margin: Gross Margin decreased to 13.1% from 45.4% or a decrease of 71.1%. This was due to the lower gross margins from the staffing segment and decreased sales of the chemical additive products and an increase in petroleum based product costs used by our product mix.

Selling, General and Administrative Expenses: The Company increased its SG&A from $699,356 to $3,253,959 or an increase of $2,554,603, reflecting a decrease in the percentage of SG&A relative to sales from 103.7% of sales to 20.7% of sales, a decrease of 80.0%. The increased dollar amount was due to the increase in operating costs of the staffing segment, including interest and penalties of $140,561 related to underpayment of various state and federal payroll taxes, that was not present in the prior period and an increase in consulting costs and sales and promotional expenses.

Depreciation and Amortization: The increase in the depreciation and amortization was due to the addition of the staffing segment which accounted for all of the increase. The amortization of the customer relations for the three months ended December 31, 2009 was $164,651 that was not present in the comparable period a year earlier.

Allowance for Bad Debts:   The allowance for bad debts was attributable to the staffing segment and the filing of bankruptcy by two of its clients, the collection of their outstanding amounts is uncertain.  Additionally, the Company increased its allowance for bad debts by $333,000 related to its foreign receivable.

Nine months ended December 31, 2009 as compared to nine months ended December 31, 2008

Net Sales: Net Sales increased from $3,040,728 in 2008 to $48,825,923 in 2009 or an increase of $45,785,195. This represents an increase of 1,506% over the same period a year earlier. This increase was due to the addition of the staffing business segment that added $47,909,140 and a decrease in the chemical additive volume of $2,123,945.

Gross Margin: Gross Margin decreased to 12.6% from 53.3% or a decrease of 76.4%. This was due to the lower gross margins from the staffing segment and decreased sales of the chemical additive products and an increase in petroleum based product costs used by our product mix.

Selling, General and Administrative Expenses: The Company increased its SG&A from $2,631,776 to $10,734,835 or an increase of $8,103,059, reflecting a decrease in the percentage of SG&A relative to sales from 86.6% of sales to 22.0% of sales, a decrease of 74.6%. The increased dollar amount was due to the increased operating costs of the staffing segment, including interest and penalties of $787,200 related to underpayment of various state and federal payroll taxes, that was not present in the prior period and an increase in consulting costs and sales and promotional expenses.

Depreciation and Amortization: The increase in the depreciation and amortization was due to the addition of the staffing segment which accounted for all of the increase. The amortization of the customer relations for the nine months ended December 31, 2009 was $493,952 that was not present in the comparable period a year earlier.

Allowance for Bad Debts:   The allowance for bad debts was attributable to the staffing segment and the filing of bankruptcy by two of its clients, the collection of their outstanding amounts is uncertain, which has been fully provided for in our allowance, the additional reserve against the Synergyn’s foreign receivable of $333,000 and the write-off of certain XenTx receivables that were deemed uncollectible.

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

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

We have experienced net losses for the three months ended December 31, 2009 and 2008 and the nine months ended December 31, 2008 and 2009. The aggregate net losses for the last two fiscal years aggregated $2,696,277 (restated) and $3,722,529 (restated), respectively . For the three months ended December 31, 2009 the net loss was $2,722,402 with net aggregate contributing non-cash factors of depreciation, amortization, bad debts, share based payment expense and derivative valuation factors of $1,433,694. The aggregate loss for the nine months ended December 31, 2009 was $8,383,967 with net aggregate contributing non-cash factors of depreciation, amortization, bad debts, share based payment expense and derivative valuation factors of $3,208,499. We have funded our operations to date by borrowings from third parties and investors, a substantial portion of which are convertible into our common stock and underpayment of various state and federal payroll taxes. In the December 31, 2009 quarter we issued 5,453,346 common shares and recorded a value of $271,600 of common stock for services, interest, payables, acquisitions and stock option expense. The inability of the Company to raise capital through the private sale of common stock or through the issuance of debt instruments at acceptable prices and in a timely manner has had and will have a negative impact on the results of operations and viability of the Company.

At December 31, 2009, the Company aggregate of accounts payable, accrued liabilities and notes due within one year has increased by $15,487,542 from $4,932,077 year earlier.  These obligations together with operation costs will have to be funded from operations and additional funding from debt and equity offerings.

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

Allowance for Doubtful Accounts – The Company provides an allowance for doubtful accounts when management estimates collectibility to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $1,553,916 and $806,846 at December 31, 2009 and March 31, 2009, respectively.

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

Intangible Assets – Intangible assets consist of patents, trademarks, government approvals and customer relationships (including client contracts). For financial statement purposes, identifiable intangible assets with a defined life are being amortized using the straight-line method over the estimated useful lives of seven years for the EPA license and five years for the customer relationships. Costs incurred in connection with patent, trademark applications and approvals from governmental agencies such as the Environmental Protection Agency, including legal fees, patent and trademark fees and specific testing costs, are expensed as incurred. Purchased intangible costs of comleted developments are capitalized and amortized over the estimated economic life of the asset, generally seven years, commencing on the acquisition date. Costs subsequent to grant date are expensed as incurred.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. The Company performs an annual impairment test each year and in the event that facts and circumstances indicate that goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required. The Company’s testing approach will utilize a discounted cash flow analysis to determine the fair value of its reporting units for comparison to their corresponding book values.  If the book value exceeds the estimated fair value for a reporting unit, a potential impairment is indicated ASC 350-10 and ASC 360-10 prescribes the approach for determining the impairment amount, if any.

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

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of December 31, 2009 and 2008.

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

Concentrations of Credit Risks – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition. At December 31, 2009 and 2008 the Company had a receivable from one foreign customer in the amount of $1,363,756 and at December 31, 2009 the Company had a reserve for bad debts of $1,014,000 against this account.  The balance of the accounts receivable are primarily from clients, retailers and distributors located in the United States. For the nine months ended December 31, 2009 three clients accounted for 11.1%, 12.4% and 13.0% of gross sales for the period.

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

Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock (ASC 815-10)

In June 2008, the FASB amended ASC 815-10 by what was formerly EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock .  ASC 815-10 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of this pronouncement effective April 1, 2009, required the Company to perform additional analyses on both its freestanding equity derivatives and embedded equity derivative features. The adoption of these amendments to ASC 815-10 did not have a material effect on the Company’s consolidated financial statements at December 31, 2009.

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

Business Combinations

In December 2007, the FASB amended ASC 805-10 by issuing SFAS No. 141(R), Business Combinations. The objective of this ASC is to improve the information provided in financial reports about a business combination and its effects. ASC 805-10 states that all business combinations (whether full, partial or step acquisitions) must apply the “acquisition method.” In applying the acquisition method, the acquirer must determine the fair value of the acquired business as of the acquisition date and recognize the fair value of the acquired assets and liabilities assumed. As a result, it will require that certain forms of contingent consideration and certain acquired contingencies be recorded at fair value at the acquisition date. This ASC also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This amendment is effective for business combination transactions for which the acquisition date is on or after April 1, 2009, and earlier application is prohibited. The Company adopted this statement on April 1, 2009. The impact of the adoption of amendment on the Company’s financial statements will largely be dependent on the size and nature of the business combinations completed after the adoption of this ASC. While this amendment to ASC 805-10 generally applies only to transactions that close after its effective date, the amendment to ASC 740-10 are applied prospectively as of the adoption date and will apply to business combinations with acquisition dates before the effective date of this amendment.  Adoption of this amendment did not have a material effect on the results of operations or statement of position for the period ended December 31, 2009.

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

Transfers of Financial Assets

 In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” which was codified on December 23, 2009 in ASU No. 2009-16 and which is an amendment of ASC 860-10 (formerly SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This amendment will improve the relevance, representation faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. It will also take into account the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement. SFAS No. 166 is effective for annual periods beginning after November 15, 2009.  This statement is effective for the Company beginning April 1, 2010 and is not expected to have a material impact on the financial statements.

Amendments to FASB interpretation No. 46(R)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R),” which will amend ASC 810-10 and was   codified on December 23, 2009 in ASU No. 2009-17. It establishes how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. This statement improves financial reporting by enterprises involved with variable interest entities, which addresses the effects on certain provisions of ASC 810-10 as a result of the elimination of the qualifying special-purpose entity concept in FASB No. 166, “Accounting for Transfers of Financial Assets,” which also has not be codified yet, and clarifies constituent concerns about the application of certain key provisions of ASC 810-10. SFAS No. 167 is effective after November 15, 2009. This statement is effective for the Company beginning January 1, 2010 and is expected to have no material impact on the financial statements.

Amendments to Fair Value Measurement

In August 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-05, Fair Value Measure and Disclosure topic 820 – Measuring Liabilities at Fair Value, which provides amendments to ASC 820-10, Fair Value Measurement and Disclosures – Overall, for the fair measure of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. a valuation technique that uses: a. the quoted price of the identical when traded as an asset, b. quoted prices of similar liabilities or similar liabilities when traded as assets, 2. another valuation technique that is consistent with the principles of ASC 820; two examples would be an income approach, such as a present value technique, or a market approach , such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this ASC update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendment also clarifies that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

Amendment of Earnings Per Share Computations

In September 2009, the FASB issued ASU No. 2009-08, Earnings Per Share – Amendments to ASC 260-10-S99, which represents technical corrections to ASC 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock . The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

Amendment to Investments-Equity Method, Joint Ventures and Accounting for Equity Based Payments

 In September 2009, the FASB issued ASU No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity Based Payments to Non-Employees.  This Update represents a correction to ASC 323-10-S99-4, Accounting by an Investor for Stock Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Amendments to Fair Value Measurement that Calculate Net Asset Value Per Share

In September 2009, the FASB issued ASU No. 2009-12, Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent) , which provides amendments to ASC 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendment permits, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of these amendments on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of ASC 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with ASC 820. These amendments also require disclosures by major category of investment about the attributes of investments within the scope of these amendments such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments regardless of the method of fair value measurement used. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Amendment of the Treatment of Own-Share Lending Arrangements

On October 13, 2009, the FASB issued ASU No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  The amendments to ASC 470-70, Debt with Conversion or Other Options, require companies to mark stock loan arrangements at fair value and recognize the cost of the arrangements by reducing the amount of additional paid-in capital on their financial statements. The requirement applies to offerings of convertible debt that are accompanied by a simultaneous share-lending agreement that is intended to help the underwriters and the purchasers of the bonds hedge their investments. In addition, the ASU also amends several other paragraphs of ASC 470-20. The changes will be effective for fiscal years that start on or after December 15, 2009. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued or not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

(b)  Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting for the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, in December 2009, we implemented certain changes to internal control to address a material weakness in the interpretation of GAAP including the following:

•	Enhanced the access to accounting literature, research materials and documents.
•	Identified third party professionals with whom to consult regarding complex accounting applications.
•	Looking to additional staff to supplement our current accounting professionals with the requite experience and training.

The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.   Risk Factors

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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