Form 10-K
period 2010-03-31
GREEN PLANET GROUP, INC.
filed 2010-07-14
CIK 1372533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File No. 333-136583

GREEN PLANET GROUP, INC.
(Name of the small business issuer as specified in its charter)

Nevada	41-2145716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

33747 N. Scottsdale Rd., Suite 130, Scottsdale, AZ	85266
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (480) 222-6222

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

The aggregate market value of Common Stock, $.001 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the OCT:BB on July 13, 2010, was $2,276,779.

The number of shares of common stock outstanding as of July 13, 2010 was 150,674,739.

Documents incorporated by reference: None.

EXHIBIT 21.1 List of Subsidiaries
EXHIBIT 31.1 Officer’s Certificate Pursuant to Section 302
EXHIBIT 31.2 Officer’s Certificate Pursuant to Section 302
EXHIBIT 32.1 Certificate Pursuant to 18 U.S.C. Section 1350
EXHIBIT 32.2 Certificate Pursuant to 18 U.S.C. Section 1350

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K (“Annual Report”) for Green Planet Group, Inc. (“Green Planet,” “GPG,” the “Company,” “we,” “our” or “us”) contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the fuel additive products market or the staffing market; the potential inability to realize expected benefits from new products and products under development; domestic and international business and economic conditions; changes in the petroleum and staffing industries; unexpected difficulties in penetrating the commercial and industrial markets for our products; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufactured raw material and manufacturing capacity; future production variables impacting excess inventory and other risk factors listed in the section of this Annual Report entitled “Risk Factors” and from time to time in our Securities and Exchange Commission filings under “risk factors” and elsewhere.

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

Introduction

We are engaged in the research, development, manufacturing and distribution of a variety of products that improve overall energy efficiency with a specific concentration on petroleum based energy sources. We currently have four wholly owned operating subsidiaries, EMTA Corp, XenTx Lubricants, Inc., White Sands, L.L.C., and Lumea, Inc.

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

The Company acquired White Sands, L.L.C. (“White Sands”) for 897,487 shares of EMTA Holdings (“Holdings”) common stock as of March 31, 2006, at which time White Sands became a wholly-owned subsidiary of Green Planet Group, Inc.

Effective January 1, 2007, the Company took control of XenTx Lubricants, Inc. for an aggregate purchase price of $2,100,000 which included cash, stock and warrants. An initial payment of $100,000 was made on January 9, 2007 and a second cash payment of $150,000 was made on July 5, 2007 with the balance of $254,240 due in October, 2010. On March 26, 2007, the Company issued the seller 1,400,000 shares of common stock and cashless warrants to acquire 1,400,000 shares of common stock at an exercise price of $0.75 per share. These warrants expired on March 26, 2010. In addition, the Company agreed to pay a royalty on all products sold that contain the Synergyn formulations.

Three of Lumea, Inc.’s subsidiaries: Lumea Staffing, Inc., Lumea Staffing of California and Lumea Staffing of Illinois, Inc. were incorporated on February 26, 2009 under the laws of the State of Nevada. They were formed to acquire selected assets and liabilities from Easy Staffing Solutions, Inc. The effective date of the asset purchase was March 1, 2009. The Company acquired these assets for 21.7 million shares of GPG common stock valued at $1,084,983, of which 6.7 million shares were issued to consultants, and notes for $8,750,000. In addition, it agreed to assume $2,505,694 of Accounts Payable debt and issued 2,500,000 stock options valued at $124,075 exercisable over 8 years. In conjunction with litigation against the sellers the Company has ceased payments on the notes and has cancelled the outstanding stock options and will not honor any conversion.

Our Products

XenTx Extreme Engine Treatment

Through our wholly-owned subsidiary, EMTA Corp., we market XenTx Extreme Engine Treatment, a 100% synthetic metal conditioner that provides benefits to automobile engines in that it prevents the build-up of engine metal particles in the walls of the engine. As an additive to standard engine oils, it attracts the loose particles of ferrous metals present in most oils and directs those particles to broken molecular chains that exist on the surface of the friction environment, in this case the engine walls. The product penetrates the carbon build up on the cylinder walls and attaches to the surface of the metal carrying wear metals molecules with it. The product continuously fills the pits, cracks, and slight imperfections present in all engine cylinders. In this way, it creates a dense protective surface that is highly resistant to scuffing and galling.

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

Lumea, Inc.

Through our wholly owned subsidiary Lumea Staffing, Inc., that was formed for purposes of implementing a roll-up strategy in the industrial (green) staffing space. Lumea currently has 16 offices in 7 states and manages approximately 1,500 temporary employees. The company currently has four subsidiaries: Lumea Staffing, Inc., Lumea Staffing of California, Inc., Lumea Staffing of Illinois, Inc. and Lumea IT, Inc. The services available through Lumea Staffing include:

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

●	A full set of financial services products that improve recruiting and employee retentions
●	Flu shots and CPR training for our Illinois clients
●	IT management and technology services

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

Our products are currently sold in retail outlets in the United States and Canada. During the year ended March 31, 2010, no retailers accounted for more than 10% of our sales volume.  These outlets include a variety of small independent retailers.

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

We sell our complete line of staffing services utilizing our in-house national sales team. Each potential customer’s needs are thoroughly evaluated and our sales person creates a customized proposal. We have been successful in that the majority of our customers establish long term relationships with us. Customers that have seasonal needs return year after year for us to fulfill their labor needs. In addition, our staffing company currently provides services to approximately 140 commercial/industrial customers and these are the same customers that we target to sell our high technology, fuel efficiency, emission reducing products. As a result we have completed our initial sales cross training and now have a total of 5 sales people on our national sales team.

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

A second test was done by Southwest Research Institute regarding our low emission diesel fuel additive, Clean Boost-LE ™, with both Texas and EPA observers. The test required approximately 15 days of running on a certified diesel engine in a calibrated test cell. The results were then documented and presented to the Texas Low Emission Diesel Board which after review, submitted them to the EPA for their analysis. On March 26, 2007, the EPA certified that our product, Clean Boost LE ™, met the stringent emissions reduction requirements and the Company received its certification, #201920002CB-LE. In May 2008, the TCEQ reevaluated and implemented new standards and determined that our CB-LE met all of the requirements without restrictions or retesting and issued its unconditional approval.

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

Our direct competitors include major oil and chemical companies, many of which have financial, technical and marketing resources significantly greater than ours. It is possible that developments by others will render our products obsolete or noncompetitive, that we will not be able to keep pace with new developments and that our products will not be able to supplant established products.

Some of our main competitors include the following:

Z-Max :     a division of Speedway Motorsports, Inc. Z-Max is a widely recognized brand product has a retail shelf price of between $29.99 and $39.99. Speedway is a financially strong entity that markets Z-Max in a distinct package. In addition, Z-Max has significant signage at racetracks owned by Speedway.

DuraLube :    although the company is currently in bankruptcy, there has been talk that an investor group may revive the company and its products. DuraLube is a recognized brand that holds shelf placement in major stores, including Wal-Mart.

Slick 50 :    is currently a Shell Lubricant Company product. The brand is owned by Shell Oil, a well capitalized company that has the ability to underwrite major advertising campaigns. Slick 50 is the leader in our product market that has significant shelf placement with all major retailers except Target.

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

Since we now manufacture, store, and ship all of our products, we are required to be in compliance regarding all applicable environmental rules and regulations that regulate these types of activities. In addition, only our Clean Boost product requires governmental license as this substance is used in interstate trucking. In order for Clean Boost to be used in the United States, registration with the Environmental Protection Agency, or EPA, is required. In Fiscal Year 2007, we received EPA registration for one of our products and an EPA certification for the other product both of which are used in base fuels and fuel blends. We are also subject to similar international laws and regulations in the countries in which we operate, such as Canada and Mexico.

Employees

Our staff works for us on a consultant basis. Currently we have 5 such consultants, two of which are executives, one of which works in sales and two of which work in various administrative functions. At XenTx Lubricants there are 9 employees located in Durant, Oklahoma, which are divided into 2 management personnel, 3 administrators and 4 production personnel. These employees are paid on a weekly basis. The Lumea, Inc. group of companies involved in the industrial staffing business has approximately 44 direct and 1,456 temporary staff employees that work for the Company. None of our employees are represented by any labor union. Some of the temporary staff are covered by labor unions based on the relationship of our customers to the unions are their facilities.

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

Going-Concern

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to develop products, operate its sales force and to acquire additional businesses.   The Company has negative working capital, has incurred operating losses and requires additional capital to fund development activities, meet its obligations and maintain its operations. These conditions raise doubt about the Company’s ability to continue as a going concern.  During the year ended March 31, 2010 the Company received $120,000 for the issuance of 4,380,000 shares of common stock. The Company is in negotiations to obtain additional necessary capital to complete its regulatory approvals, expand production and sales and generally meet its business objectives. The Company forecasts that the equity and additional borrowing capacity that it is working to obtain will provide sufficient funds to complete its primary development activities and achieve profitable operations although the Company can provide no assurance that additional equity or additional borrowing capacity will be obtained.  Accordingly, these financial statements do not include any adjustments that might result from this uncertainty.

Workmen’s Compensation Risk

The Company carries workmen’s compensation insurance on all of its employees. Under that agreement, the Company has retained a maximum liability on each claim, should the Company experience a significant increase in claims and severity the Company could experience significantly greater claim obligations. Further, the Company is currently honoring workmen’s compensation claims for employees that were not previously covered by workmen’s compensation insurance. Should the severity of these claims increase, the Company could experience significantly greater claim obligations. Meeting these increased obligations could adversely affect the Company’s liquidity and operating results.

Delinquent Payroll Taxes

The staffing companies are delinquent in the payment of employment taxes and are attempting to negotiate a payment plan with the Internal Revenue Service and state and local municipalities. Should these efforts not be successful, the staffing companies could be subject to levy, lien or seizure, any of which would have the effect of terminating that business. Further, should the Company underestimate the penalties and interest owed for delinquent employment tax payments, this could adversely affect the Company’s operating results in future periods.

Health Insurance Coverage

The staffing companies will be subject to the new Federal healthcare requirements that phase in over the next few years. This will force the companies to raise their fees to customers, secure health insurance for employees, charge the employees a portion of the cost, and manage and report the results in conformity with the law.  If we are not able to recoup the costs, provide reasonable coverage, or in lieu thereof pay the respective fines we may have significant losses or be forced to terminate that line of business.

We do not have long term commitments from our suppliers and manufacturers.

We may experience shortages of supplies and inventory because we do not have long-term agreements with our suppliers or manufacturers. The success of our Company is dependent on our ability to provide our customers with our products. Although we manufacture most of our products, we purchase partially manufactured products from some manufacturers and we are dependent on our suppliers for component parts which are necessary for our manufacturing operations. In addition, certain of our present and future products and product components are (or will be) manufactured by third party manufacturers. Since we have no long-term contracts or other contractual assurances with these manufacturers for continued supply, pricing or access to component parts, no assurance can be given that such manufacturers will continue to supply us with adequate quantities of products at acceptable levels of quality and price. While we believe that we have good relationships with our suppliers and our manufacturers, if we are unable to extend or secure manufacturing services or to obtain component parts or finished products from one or more manufacturers on a timely basis and on acceptable terms, our results of operations could be adversely affected.

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

We have recorded goodwill and intangibles in conjunction with the acquisition of the staffing business. We perform annual reviews of each of these items for impairment. We did not record any such charges in 2009, the year of acquisition. As part of the analysis of goodwill impairment, ASC 350 requires the Company’s management to estimate the fair value of the reporting units on at least an annual basis. At March 31, 2010, we performed our annual goodwill and indefinite lived intangible assets impairment test and concluded that there was an impairment of goodwill in the amount of $4,355,151 and no other further impairment of goodwill or intangible assets. Therefore, we continue to have approximately $4,624,671 in goodwill on our balance sheet at March 31, 2010, as well as $3.2 million in identifiable intangible assets. In addition, at March 31, 2010, we determined that there were no other events or changes in circumstances that indicated that the carrying values of other identifiable intangible assets subject to amortization may not be recoverable. Although a future impairment of goodwill and identifiable intangible assets would not affect our cash flow, it would negatively impact our operating results.

If we are unable to meet customer demand or comply with quality regulations, our sales will suffer.

We own our own manufacturing, production and bottling plant in Durant, Oklahoma. We manufacture and blend many of our products at this facility. In order to achieve our business objectives, we will need to significantly expand our capabilities to produce the quantities necessary to meet demand. We may encounter difficulties in scaling-up production of our products, including problems involving production capacity and yields, quality control and assurance, component supply and shortages of qualified personnel. In addition, our manufacturing facilities are subject to periodic inspections by governmental regulatory agencies. Our success will depend in part upon our ability to manufacture our products in compliance with regulatory requirements. Our business will suffer if we do not succeed in manufacturing our products on a timely basis and with acceptable manufacturing costs while at the same time maintaining good quality control and complying with applicable regulatory requirements.

Substantially all of our assets are secured under credit facilities with lenders and in the event of default under the credit facilities we may lose all of our assets.

The Company has entered into four separate financing arrangements whereby these lenders have collateralized their loans with substantially all of our assets. The Company’s manufacturing operations are pledged as collateral for a loan. If the Company were to have a future default and lose the property by foreclosure it would be forced to move its operations and to find additional third party manufacturing, if possible, that would agree to produce our products at our current prices. Our business would suffer and our ability to raise any additional funds would be negatively impacted, both of which would impact our ability to continue in business.

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

We maintain various types of insurance coverage to help offset the costs associated with certain risks to which we are exposed. We have previously experienced, and could again experience, changes in the insurance markets that result in significantly increased insurance costs and higher deductibles. For example, we are required to pay workers’ compensation benefits for our temporary and permanent employees. While we have secured coverage for occurrences during the period from March 2009 to March 2010, our insurance policies must be renewed annually, and we cannot guarantee that we will be able to successfully renew such policies for any period after the date of this filing. In the event we are not able to obtain workers’ compensation insurance, or any of our other insurance coverages, on commercially reasonable terms, our ability to operate our business would be significantly impacted and our financial condition and results of operations could suffer. If our financial results deteriorate, our insurance carrier may accelerate our premium payments or require all premiums to be paid in one initial payment. Such a change in our insurance payment terms could impact our available cash, and our financial condition or operations could suffer.

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

A majority of our cash flow from operating activities is generated during the 2 nd and 3 rd quarters which include the summer months. Unexpected events or developments such as natural disasters, manmade disasters and adverse economic conditions in our second and third quarter could have a material adverse effect on our operating cash flows.

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

The Company owns its operating plant and facilities in Durant, Oklahoma. This property consists of 5.03 acres of land with three buildings totaling 53,459 square feet of industrial and office space. The property is subject to a first mortgage loan of approximately $790,683. This facility is the Company’s blending, bottling and distribution center for its XenTx and Synergyn products. The staffing company also leases office space of 3,100 square feet, also located in Scottsdale, Arizona at an annual rate of $87,670.  In addition, the company also leases 16 small offices throughout the U.S. at an annual cost of approximately $156,886.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	REMOVED AND RESERVED

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the Over the Counter Bulletin Board under the symbol EMHD since February 9, 2007. Since April 8, 2006, our stock has been trading on the Pink Sheets. On July 12, 2010, our stock symbol was changed to GNPG.

The following is the range of high and low bid prices for our common stock for the periods indicated:

	Bid Prices
	High	Low

Quarter ended June 30, 2008	$0.45	$0.16
Quarter ended September 30, 2008	$0.25	$0.06
Quarter ended December 31, 2008	$0.09	$0.02
Quarter ended March 31, 2009	$0.09	$0.02
Quarter ended June 30, 2009	$0.10	$0.03
Quarter ended September 30, 2009	$0.16	$0.04
Quarter ended December 31, 2009	$0.12	$0.04
Quarter ended March 31, 2010	$0.08	$0.02

Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

Stockholders

As of July 12, 2010, the number of stockholders of record was approximately 1,400.

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

Securities Authorized for Issuance under Equity Compensation Plans

In March 2008, the Company issued 5,415,000 stock options to employees, directors and consultants. One third of which each become vested on October 1, 2008, April 1, 2009 and October 1, 2009 provided the participant’s continue service to the Company. The options are exercisable for three years from the grant date at a price of $0.20 per share. At March 31, 2010, 450,000 of the original options had been forfeited and no options have been exercised.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	4,965,000	$0.20	0

Total	4,965,000	$0.20	0
____________
(1)	The options were issued pursuant to a Registration Statement on Form S-8 filed by the Company.

Recent Sales of Unregistered Securities.

None.

ITEM 6.	SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the fuel additive products market or the staffing market; the potential inability to realize expected benefits from new products and products under development; domestic and international business and economic conditions; changes in the petroleum and staffing industries; unexpected difficulties in penetrating the commercial and industrial markets for our products; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufactured raw material and manufacturing capacity; future production variables impacting excess inventory and other risk factors listed in the section of this Annual Report entitled “Risk Factors” and from time to time in our Securities and Exchange Commission filings under “risk factors” and elsewhere.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the years ended March 31, 2010 and 2009 as a percentage of net sales:

	2010	2009

NET SALES	100.0%	100.0%

COST OF SALES	87.6%	76.7%

GROSS PROFIT	12.4%	23.3%

OPERATING EXPENSES
Selling, general and administrative	24.1%	41.4%
Depreciation and amortization	1.9%	3.4%
Allowance for bad debts	2.6%	10.6%
Impairment of goodwill	7.6%	-%
Research and development	0.0%	0.0%

TOTAL OPERATING EXPENSES	36.1%	55.4%

(Continued)

	2009	2008

LOSS FROM OPERATIONS	(23.8)%	(32.0)%

Other income (expense)	0.0%	0.0%
Interest expense	(3.6)%	2.6%

LOSS BEFORE INCOME TAXES	(27.3)%	(29.4)%
Income tax benefit	0.0%	0.0%

NET INCOME (LOSS)	(27.3)%	(29.4)%

Year ended March 31, 2010 as compared to year ended March 31, 2009

Net Sales: Net Sales increased from $9,170,794 in 2009 to $57,380,667 in 2010 or an increase of $48,209,873. This represents an increase of 526% over the prior year. This increase was due to a full year of revenue from the staffing business acquired on March 1, 2009 and a decline in the additive business sales. Also, the company reduced its emphasis on retail sales and concentrated on the commercial/industrial market, particularly with long haul trucking fleets and large earth moving equipment companies.

Gross Margin: Gross Margin decreased to 12.4% from 23.3% or a decrease of 10.9%. This was due to the lower margins from the staffing companies.

Selling, General and Administrative Expenses: The Company increased its SG&A from $3,798,290 to $13,820,537, or an increase of $10,022,247. This was due to the increase in revenue from the staffing companies and the management, administration and operating costs of that line of business. In addition our consulting costs and sales and promotional expenses also increased.

Research and Development: The expense for research and development was increased from $0 to $13,743 or an increase of $13,743. This was due to minor testing of our products. All major development and testing has been delayed until the cash flow is sufficient to adequately complete new products and projects.

IMPACT OF INFLATION

Inflation has not had a material effect on our results of operations.  We expect the cost of petroleum base products to track the increase and decrease in the worldwide oil prices. We also expect that the cost of labor in our staffing business will allow for inflation as it occurs. Should inflation and associated costs become unmanageable we may suffer loss of business when our customers are unable to absorb the increased costs.

SEASONALITY

The seasons of the year have no material impact on the Company’s fuel efficiency/emission reducing products or services but it does have an impact on both revenues and margin of our staffing companies. Revenues are lowest in the first calendar quarter and largest in the third calendar quarter.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

We have experienced net losses and negative cash flows from operations and investing activities for the fiscal years 2010 and 2009. The aggregate net losses for the last two fiscal years aggregated $15,687,606 and $2,696,277, respectively, resulting in an increased loss in the current year of $12,991,329.  As a result, the Company’s independent registered public accounting firm has issued a going concern opinion on the Company’s consolidated financial statements for the year ended March 31, 2010.  Contributing factors to the 2010 results of operations was a full year of operations of the staffing business which resulted in a loss for the year of $10,745,049 compared to the partial year in 2009 which had a loss of $396,912. In the staffing loss were non-cash adjustments for an impairment write-down of goodwill in the amount of $4,355,151, depreciation and amortization of $710,197 and allowance for doubtful accounts of $724,524. The additive business also recognized $261,501 and $758,726 for depreciation and amortization and allowance for doubtful account, respectively. The Company sold stock for a total of $120,000 during the year and did not add any other equity of debt during the period. We were able to issue some stock for services, interest and acquisitions that allowed us to conserve some cash proceeds. Accounts payable and accrued liabilities increased during 2010 by approximately $9,958,279 which was used to fund operations during the year. The Company has negative working capital of $27,148,597 at year end.  The Company is working to renegotiate or replace certain debt and find new sources of equity and debt financing in the coming months.

Substantially all of the Company’s assets are pledged as collateral for our debt obligations at March 31, 2010.

The Company was in default on $1,574,555 under the Purchase Note Payable, litigation has commenced and the parties are in negotiations to settle this obligation for a reduced amount payable over the next several years. Subsequent to the end of the year, the Company has commenced litigation against the sellers of the staffing business to the Company in March, 2009. The litigation seeks to rescind the purchase and other equitable relief and the Company has stopped making scheduled payments on the Purchase note 1 ($4,805,568) and Purchase note 2 ($2,025,367) and does not intend to make future payments on these notes. The Company has included the Purchase note 1 note in the due within one year pursuant to generally accepted accounting principles (GAAP). The Company has received a garnishment from the ACE with respect to the payments on the Purchase note 1 seeking payment of the amounts due under the note for obligations of the seller.  The Company has resisted these claims and is pursuing its rights through the courts.  Substantially all of Purchase note 2 represents potential payments to third party taxing authorities under the successor liability statutes of various states and the Company may be forced to make these payments thereon to maintain its licenses in those states. The litigation is seeking restitution of any such amounts paid under these obligations. Other notes have been modified during the year changing the maturity date and restructuring the payment structure.

At March 31, 2010, the Company does not have any significant commitments for capital expenditures.  The Company is discussing with potential customers the manufacturing and delivery logistics and depending on the results of such negotiations, the Company may be required to expand its manufacturing capabilities.  We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease arrangements for our corporate facilities and short-term purchase order commitments to our suppliers.

At March 31, 2010, the Company’s aggregate of accounts payable, accrued liabilities and notes due within one year has increased to $26,800,121 from $12,676,920.  These obligations together with operation costs will have to be funded from operations and additional funding from debt and equity offerings.

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

Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts when management estimates collectibility to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $2,034,760 and $806,846 at March 31, 2010 and 2009, respectively.

Inventories - Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out (FIFO) method. Obsolete or abandoned inventories are charged to operations in the period that it is determined that the items are no longer viable sales products.

Property, Plant, and Equipment - Plant and equipment are carried at cost. Repair and maintenance costs are charged against operations while renewals and betterments are capitalized as additions to the related assets. The Company depreciates its plant and equipment and computers on a straight line basis. Estimated useful life of the plant is 31 years and the equipment ranges from 3 to 10 years.

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

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired by Lumea. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. The Company performs an annual impairment test each year and in the event that facts and circumstances indicate that goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required. The Company’s testing approach will utilize a discounted cash flow analysis to determine the fair value of its reporting units for comparison to their corresponding book values.  If the book value exceeds the estimated fair value for a reporting unit, a potential impairment is indicated. ASC 350-10 and ASC 360-10 prescribes the approach for determining the impairment amount, if any.

Impairment of Long-Lived Assets - In accordance with ASC 360-10 (formerly the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”) the Company reviews long-lived assets, including, but not limited to, property and equipment, patents and other assets, for impairment annually or whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the sum of the expected future cash flows of an asset is less than its carrying value, an impairment measurement is required. Impairment charges are recorded to the extent that an asset’s carrying value exceeds fair value. Accordingly, actual results could vary significantly from such estimates. During the year ended March 31, 2010 the Company recognized an impairment loss of $4,355,151 in conjunction with goodwill valuation for the period. There were no impairment charges during the year ended March 31, 2009.

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

Derivative Financial Instruments - The Company accounts for derivative instruments and debt instruments in accordance with the interpretative guidance of ASC 815 which codified SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), and associated pronouncements related to the classification and measurement of warrants and instruments with conversion features. It is necessary for the Company to make certain assumptions and estimates to value derivatives and debt instruments.

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

Components of Cost of Sales - Cost of sales is comprised of raw material costs including freight and duty, inbound handling costs associated with the receipt of raw materials, contract manufacturing costs, third party bottling and packaging, maintenance and storage costs, plant and engineering overhead allocation, terminals and other warehousing costs, and handling costs. The components of cost of sales of the staffing business are primarily the personnel costs of labor, payroll taxes, and other direct costs of maintaining employees.

Selling Expenses - Included in selling and general administrative expenses are the commission expenses for both employees and outside sales representatives ranging from 1.5% to 11.5% per dollar of sales. Our staffing sales representatives are paid a commission on new sales.  The Company expends significant amounts to advertise and distinguish its products from those of its competitors through the use of in-store advertising, printed media, internet and broadcast media. Advertising expenses for 2010 and 2009 were $16,402 and $66,967, respectively.

Research, Testing and Development - Research, testing and development costs are expensed as incurred. Research and development expenses, including testing, were $13,743 and $0 for the years ended March 31, 2010 and 2009, respectively. Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition.

Income Taxes - We provide for income taxes in accordance with ASC 740-10 (formerly SFAS No. 109, “Accounting for Income Taxes.”) that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of March 31, 2010 and 2009.

Concentrations of Credit Risks - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. With respect to accounts receivable, such receivables are primarily from customers located in the United States. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition.  At March 31, 2010 and 2009, the amounts due from foreign distributors were $1,363,756 and $1,363,756, which represent 0% and 15.7% of net accounts receivable, respectively, after the Company recognized an allowance for doubtful accounts at March 31, 2010 and 2009 of $1,363,756 and $681,000, respectively. The staffing business had three customers that accounted for approximately 13%, 13%, and 11% of gross sales. We have collected all amounts due from these customers but we no longer provide services to the 11% customer. In the staffing business, customer volume fluctuates with the seasons, the customers’ lines of business and other factors.

Stock-Based Compensation

We account for stock-based awards to employees and non-employees using the accounting provisions of ASC 718-10 (formerly the Statement of Financial Accounting Standards (“SFAS”) No. 123 — Accounting for Stock-Based Compensation and SFAS No. 123(R which revised SFAS No. 123) which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Shares of common issued in connection with acquisitions are also recorded at their estimated fair values based on the Hull-White enhanced US ASC 718-10 standard. The standard establishes the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The statement also requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.

Loss per share

Basic loss per share is calculated using the weighted average number of shares outstanding during the year. The Company has adopted ASC 260-10, Earnings per Share - Overall, and uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on loss per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. As the Company has incurred net losses since its inception, the stock options and warrants as disclosed in note 15 were not included in the computation of loss per share as their inclusion would be anti-dilutive.

On April 1, 2009, the Company adopted ASC 260-10-45, Earnings per Share - Overall - Other Presentation Matters, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards.  ASC 260-10-45 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  The adoption of ASC 260-10-45 does not have a material impact on the Company’s financial statements.

Segment Information

We operate in two industry segments, the development, manufacture and sale of private and commercial vehicle energy efficient enhancement products and employee staffing services. The enhancement products are designed to extend engine life, promote fuel efficiency and reduce emissions. These products are being marketed by the Company and sales were predominantly in the United States of America, Canada, Mexico and Nigeria.  The staffing segment was added on March 1, 2009 and provides staffing services primarily to the light industrial segment of the economy.  During the year ended March 31, 2010, the states of AZ, CA, FL and IL accounted for 80% of gross sales.

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

New accounting pronouncements:

GAAP Hierarchy

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 amends AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The new accounting standard was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard during the quarter ended September 30, 2009 and subsequent periods did not have a material impact on our statements of operations or financial position.

Contingencies in Business Combinations

In April 2009, the FASB further amended ASC 805-10 by the issuance of FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This amendment requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC 450-10 and ASC 450-20. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from ASC 805-10. The requirements of this amendment carry forward without significant revision the other guidance on contingencies of ASC 805-10, which was superseded by SFAS No. 141(R). The amendment also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by ASC 450-10. This amendment was adopted effective April 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

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

Convertible Debt

In May 2008, the FASB issued a new accounting standard which provides guidance relating to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This new standard requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The standard also requires an accretion of the resulting debt discount over the expected life of the debt. Retrospective application to all periods presented is required and a cumulative-effect adjustment is recognized as of the beginning of the first period presented. This standard was effective for us in the first quarter of fiscal year 2010. The adoption of this standard did not have a material impact on our financial statements.

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

Interim disclosures about fair value

In April 2009, the FASB issued an amendment to an existing standard which provides guidance relating to interim disclosures about fair value of financial instruments. This new standard requires the disclosure of the carrying amount and the fair value of all financial instruments for interim reporting periods and annual financial statements of publicly traded companies (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions. This new standard is effective for interim reporting periods ending after June 15, 2009. We adopted this pronouncement during the quarter ended June 30, 2009 without material impact to our financial statements.

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

Transfers of Financial Assets

 In June 2009, the FASB amended ASC 860-10 by the codification of SFAS No. 166, “Accounting for Transfers of Financial Assets,” which was codified on December 23, 2009 in ASU No. 2009-16.  This requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This amendment will improve the relevance, representation faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. It will also take into account the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement. ASC 860-10 is effective for annual periods beginning after November 15, 2009.  This statement is effective for the Company beginning April 1, 2010 and is not expected to have a material impact on the financial statements.

Amendments to FASB interpretation No. 46(R)

Also in June 2009, the FASB amended ASC 810-10 by the codification of SFAS No. 167, “Amendments to FASB interpretation No. 46(R),” on December 23, 2009 in ASU No. 2009-17. It establishes how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. This statement improves financial reporting by enterprises involved with variable interest entities, which addresses the effects on certain provisions of ASC 810-10 as a result of the elimination of the qualifying special-purpose entity concept. ASC 810-10 was effective after November 15, 2009. This statement is effective for the Company beginning January 1, 2010 and had no material impact on the financial statements.

Amendments to Fair Value Measurement

In August 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-05, Fair Value Measure and Disclosure Topic 820 – Measuring Liabilities at Fair Value, which provides amendments to ASC 820-10, Fair Value Measurement and Disclosures – Overall, for the fair measure of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:  1. a valuation technique that uses: a. the quoted price of the identical when traded as an asset, b. quoted prices of similar liabilities or similar liabilities when traded as assets, 2. another valuation technique that is consistent with the principles of ASC 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this ASC update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendment also clarifies that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Amendments to Fair Value Measurement that Calculate Net Asset Value Per Share

In September 2009, the FASB issued ASU No. 2009-12, Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent), which provides amendments to ASC 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendment permits, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of these amendments on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of ASC 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with ASC 820. These amendments also require disclosures by major category of investment about the attributes of investments within the scope of these amendments such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments regardless of the method of fair value measurement used. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Improving Disclosures About Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements.”  This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.

The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years ending after December 31, 2010.  The Company is still assessing the impact of this guidance and do not believe the adoption of this guidance will have a material impact on our financial statements.

Subsequent Events

In February 2010, the FASB issued new accounting guidance, under ASC 855 on Subsequent Events, which requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirements that an SEC filer disclose the date through which subsequent events have been evaluated. The guidance was effective upon issuance. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

Consolidation

In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (ASC 810).” The amendments to the consolidation requirements of ASC 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The deferral is effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167. Early application is not permitted. At this time, management is evaluating the potential implications of this pronouncement and has not yet determined its impact on the Company’s consolidated financial statements.

Derivatives and Hedging - Scope Exception Related to Embedded Credit Derivatives

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (ASC 815) – Scope Exception Related to Embedded Credit Derivatives. This ASU removes a scope exception, and an entity that has a beneficial interest in securitized financial assets that includes a credit derivative feature must evaluate that feature for bifurcation from the host financial asset in accordance with the guidance at ASC 815. ASU 2010-11 is effective at the beginning of a reporting entity's first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of an entity's first fiscal quarter beginning after March 5, 2010. The Company does not expect that the adoption of ASU 2010-11 will have a material impact on its financial position, results of operations, or cash flows.

Compensation - Stock Compensation

ASU No. 2010-13 was issued in April 2010, and amends and clarifies ASC 718 with respect to the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

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

Disclosure Controls and Procedures

The Company’s President who serves as its principal executive officer and the Chief Financial Officer who serves as the principal financial and accounting officer are responsible for establishing and maintaining disclosure controls and procedures for the Company as defined in Rules 13a-15(e) and 15d-(15(e) of the Securities Exchange Act of 1934.  Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President who also acts as our principal financial and principal accounting officer, to allow timely decisions regarding required disclosure.

The Company’s management does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and with the participation of our management, including our President who serves as our principal executive officer and Chief Financial Officer who serves as our principal financial and accounting officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the period ended March 31, 2010 (the “Evaluation Date”). As of the Evaluation Date, the Company’s President and Chief Financial Officer concluded that the Company maintained disclosure controls and procedures that were not effective, because of the material weaknesses identified, in providing reasonable assurance that information required to be disclosed in it reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure. Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework .  The Company’s management has concluded that, as of March 31, 2010 the Company’s internal control over financial reporting was not effective based on this criteria.

A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will occur and not be detected by management before the financial statements are published. In its assessment of the effectiveness in internal control over financial reporting as of March 31, 2010, the Company determined that there were control deficiencies that constituted a material weakness, as described below.

The Company did not have adequate segregation of duties in its cash disbursement process. Also, mitigating controls, such as monitoring controls, were not determined to be effective to mitigate the risk of material misstatement. Further, the Company did not have adequate controls in place over the authorization and recording of manual journal entries and over the authorization and retention of supporting documentation of expense reimbursements.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Management’s Remediation Initiatives

Subsequent to March 31, 2010, management has implemented or is implementing the following procedures to address the material weakness noted above:

●	Review and authorization by senior management of all disbursements and transfers;
●	Indentify and hire additional staff independent of the accounting functions to perform the cash management functions; and
●	Review and authorization by senior management of all manual journal entries posted to the system and supporting detail for such entries.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons are our executive officers and directors as of the date hereof:

Name	Age	Position

Edmond Lonergan	64	Chairman, President
James Marshall	65	Chief Financial Officer, Secretary, Director
Edward Miller	67	Director
Pat Choate	69	Director

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

The Board of Directors met three times during fiscal 2010. During that time, each Board member attended all of the meetings of the Board held during that period.

Board of Directors - Committees

We have an Audit Committee and a Compensation Committee.

Audit Committee. The Audit Committee, currently consisting of Mr. Miller and Mr. Choate, reviews the audit and control functions of Green Planet Group, Inc., the Company’s accounting principles, policies and practices and financial reporting, the scope of the audit conducted by our company’s auditors, the fees and all non-audit services of the independent auditors and the independent auditors’ opinion and letter of comment to management and management’s response thereto. The Audit Committee was designated on October 1, 2005 and held four meetings during the fiscal year ended March 31, 2010.

Compensation Committee. The Compensation Committee is currently comprised of two non-employee Board members, Pat Choate and Edward Miller. The Compensation Committee reviews and recommends to the Board the salaries, bonuses and prerequisites of our company’s executive officers. The Compensation Committee also reviews and recommends to the Board any new compensation or retirement plans and administers such plans. No executive officer of our company serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our company’s Board of Directors or Compensation Committee. The Compensation Committee held one meeting during the fiscal year ended March 31, 2010.

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

Summary Compensation Table

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Total ($)

Edmond L. Lonergan, Chief Executive Officer,	2010	$63,184	$60,000	$123,184
President and Director, Principle Executive Officer	2009	$98,125	$40,000	$138,125
	2008	$116,725	$144,000	$260,725

James C. Marshall, Chief Financial Officer,	2010	$64,000	$30,000	$90,000
Secretary, Treasurer and Director, Principle	2009	$89,773	$20,000	$109,773
Accounting Officer	2008	$78,000	$48,000	$126,000
____________
(1)	Based on fair market value of common stock on date of award.
(2)
Mr. Lonergan and Mr. Marshall have 900,000 and 750,000 options to acquire the same number of common shares of stock, respectively, available for exercise through March 31, 2011 at an exercise price of $0.20 per share. There were no other outstanding equity awards at the end of the year.

Compensation of Directors

During the fiscal year 2010 each independent director was awarded 333,334 shares of restricted common stock. Based on the stock price at the time of the award the value of the award was $13,333 for each director.  Each of these director have 300,000 options to acquire 300,000 shares of common stock at an exercise price of $0.20 per share expiring on March 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables present information, to the best of the Company’s knowledge, about the beneficial ownership of its common stock on July 9, 2010 relating to the beneficial ownership of the Company’s common stock by those persons known to beneficially own more than 5% of the Company’s capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 150,674,739 shares of common stock outstanding.

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

Security Ownership of Certain Beneficial Owners

	Amount of	Percent
Name and Address of Beneficial Owner	Beneficial Ownership	of Class (1)

Edmond Lonergan	10,989,834	7.3%
Chairman, CEO, President
33747 N. Scottsdale Rd., Suite 130
Scottsdale, AZ 85266

Cliff Blake	9,955,500	6.6%
9724 E. Jagged Peak Rd.
Scottsdale, AZ 85262

All executive officers and directors as	14,231,502 (2)	9.5%
a group (4 persons)
____________
(1)	Rounded to the nearest tenth of a percent.
(2)	Includes shares beneficially owned by officers and directors.

Security Ownership of Management

	Amount of	Percent
Name and Address of Beneficial Owner	Beneficial Ownership	of Class (1)

Edmond Lonergan	10,989,834	7.3%
Chairman, President
33747 N. Scottsdale Rd., Suite 130
Scottsdale, AZ 85266

James Marshall	2,300,000	1.5%
Chief Financial Officer
33747 N. Scottsdale Rd., Suite 130
Scottsdale, AZ 85266

Edward Miller	418,334	0.3%
Director
33747 N. Scottsdale Rd., Suite 130
Scottsdale, AZ 85266

Pat Choate	523,334	0.4%
Director
33747 N. Scottsdale Rd., Suite 130
Scottsdale, AZ 85266

Total	14,231,502	9.5%
____________
(1)	Rounded to the nearest tenth of a percent.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to its knowledge, any of its directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest except that during 2009 a company owned by the Chief Executive Office received a placement fee in conjunction with the acquisition of the Lumea assets resulting from a prior contract with the seller of the assets.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

On March 18, 2010, the Board of Directors authorized engaging Semple, Marchal & Cooper, LLP (“SMC”) as the Company’s new independent accountants to audit the Company’s financial statements for the fiscal year ending March 31, 2010.

Audit Fees. The aggregate fees paid for the annual audit of financial statements included in our Registration Statements including the year ended March 31, 2009 amounted to approximately $155,439 and the review of our quarterly reports for the year ended March 31, 2009.

Audit Related Fees. For the year ended March 31, 2010, we paid $141,945 to SMC for other audit related fees.

Tax Fees. For the years ended March 31, 2009 and March 31, 2010, we paid no fees to SMC for tax services.

All Other Fees. For the year ended March 31, 2009 and March 31, 2010, we paid no fees to SMC for any non-audit services.

The above-mentioned fees are set forth as follows in tabular form:

	2009	2008

Audit Fees	$155,439	$52,000
Audit Related Fees	141,945	45,000
Tax Fees	0	0
All Other Fees	0	0

The members of the Company’s independent Directors of the Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Audit Committee or Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date. There have been no non-audit services provided by our independent accountant for the year ended March 31, 2010.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The information required by this Item is set forth in the section of this Annual Report entitled “EXHIBIT INDEX” and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLANET GROUP, INC.

Dated: July 14, 2010	By:	/s/ Edmond L. Lonergan

By: Edmond L. Lonergan Its: Chief Executive Officer (Principal Executive Officer) and Director

Dated: July 14, 2010	By:	/s/ James C. Marshall

By: James C. Marshall Its: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 14, 2010	/s/ Edmond L. Lonergan

Edmond L. Lonergan – Chief Executive Officer and Director

Dated: July 14, 2010	/s/ James C. Marshall

James C. Marshall – Chief Financial Officer and Director

Dated: July 14, 2010	/s/ Ed Miller

Ed Miller – Director

Dated: July 14, 2010	/s/ Pat Choate

Pat Choate – Director

EXHIBIT INDEX

Number	Exhibit

2.1	Purchase and Sale Agreement dated as of January 5, 2007 between Dyson Properties, Inc. and ATME Acquisitions, Inc., and wholly owned subsidiary of EMTA Holdings, Inc. (2)
3.1	Certificate of Incorporation (1 and 8)
3.2	By-Laws (1)
4.1	Form of Callable Secured Convertible Note (1)
4.2	Form of Stock Purchase Warrant (1)
4.3	Amendment to Warrant (1)
10.1	Agreement, dated October 1, 2004, between EMTA Corp. and Corporate Architects, Inc. (1)
10.2	Agreement, dated June 15, 2006, between the Company and James Marshall (1)
10.3	Securities Purchase Agreement, dated April 28, 2006, by and among the Company, AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (1)
10.4	Registration Rights Agreement, dated April 28, 2006, by and among the Company, AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (1)
10.5	Security Agreement, dated as of April 28, 2006, by and among the Company, AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (1)
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

10.8	Securities Purchase Agreement (5)
10.9	Registration Rights Agreement (5)
10.10	Term Note Security Agreement (5)
10.11	Stock Pledge Agreement (5)
10.12	Secured Term Note (5)
10.13	Form of Term Note Security Agreement (5)
10.14	Form of Production Holdings Warrant (5)
10.15	Form of Exchange Warrant (5)
10.16	Form of Put Option (5)
10.17	Dyson Properties, Inc. Amended and Restated Sales/Purchase Agreement dated March 26, 2007 (6)
10.18	Amendment No. 1 to Dyson Properties, Inc. Amended and Restated Sales/Purchase Agreement, dated June 26, 2007 (6)
10.19	Amended and Restated Secured Term Note between EMTA Production Holdings, Inc. and Shelter Island Opportunity Fund, LLC, dated June 30, 2008 (6)
10.20	Amendment to Securities Purchase Agreement by and among Shelter Island Opportunity Fund, LLC, EMTA Holdings, Inc., and EMTA Production Holdings, Inc., dated June 30, 2008 (6)
10.21	Amended and Restated Secured Term Note between EMTA Production Holdings, Inc. and Shelter Island Opportunity Fund, LLC, dated December 10, 2007 (6)
10.22	Amendment to Securities Purchase Agreement by and among Shelter Island Opportunity Fund, LLC, EMTA Holdings, Inc. and EMTA Production Holdings, Inc., dated December 10, 2007 (6)
10.23	Asset Purchase Agreement by and between EMTA Holdings, Inc. through its wholly-owned subsidiary, Lumea, Inc., and Easy Staffing Services, Inc., ESSI, Inc. and Easy Staffing Solutions of IL, Inc. (7)
10.24	Promissory Note from Lumea, Inc. to Easy Staffing Services, Inc., in the amount of $5,750,000 and Promissory Note from Lumea, Inc. to Easy Staffing Services, Inc. in the amount of $3,000,000 (7)
10.25	Security Agreements by and between Lumea, Inc. and Easy Staffing Services, Inc. (7)
10.26	Indemnification and Stock Option Agreement by and between the Company, Lumea, Inc. and Cliff Blake (7)
(Continued)

Number	Exhibit

10.27	Commercial Financing Agreement by and between Lumea, Inc., Lumea Staffing of CA, Inc., Lumea Staffing, Inc., Lumea Staffing of IL, Inc. and Porter Capital Corporation (7)
10.28	Amended and Restated Commercial Financing Agreement by and between Lumea, Inc., Lumea Staffing of CA, Inc., Lumea Staffing, Inc., Lumea Staffing of IL, Inc. and Porter Capital Corporation (7)
10.29	Validity Guarantee – Lonergan (7)
10.30	Validity Guarantee – Marshall (7)
21.1	List of Subsidiaries
31.1	Officer’s Certificate Pursuant to Section 302
31.2	Officer’s Certificate Pursuant to Section 302
32.1	Certification Pursuant to Section 906
32.2	Certification Pursuant to Section 906
____________
(1)	Filed with registrations statement filed August 14, 2006
(2)	Filed with Form 8-K filed January 10, 2007
(3)	Filed with Form 8-K filed April 9, 2007
(4)	Filed with Form 8-K filed June 8, 2007
(5)	Filed with Form 8-K filed July 12, 2007
(6)	Filed with Form 10-K for Fiscal Year Ended March 31, 2008, filed July 15, 2008
(7)	Filed with Form 8-K filed March 16, 2009
(8)	Filed with Form 8-K filed June 1, 2009

Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Green Planet Group, Inc.

We have audited the accompanying consolidated balance sheets of Green Planet Group, Inc. as of March 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity/(deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Planet Group, Inc. at March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Semple, Marchal & Cooper, LLP

Semple, Marchal & Cooper, LLP

Phoenix, Arizona
July 14, 2010

INDEPENDENT MEMBER OF THE BDO SIEDMAN ALLIANCE

Green Planet Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	March 31,
	2010	2009
ASSETS

Current Assets:
Cash	$880,808	$470,288
Accounts receivable, net of allowance for doubtful accounts	3,330,736	4,349,866
Inventory	280,122	369,403
Prepaid expenses	476,169	1,654,432
Total Current Assets	4,967,835	6,843,989
Property, plant and equipment, net of accumulated depreciation	1,747,645	1,900,834
Other Assets:
Other assets	570,426	295,372
Intangible assets	3,224,524	3,745,025
Goodwill	4,624,671	8,979,822
Total Other Assets	8,419,621	13,020,219
Total Assets	$15,135,101	$21,765,042

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
Accounts payable	$1,249,239	$1,210,127
Accounts payable - Affiliates	273,555	165,565
Accrued liabilities	4,862,937	2,318,097
Accrued payroll, taxes and benefits	9,400,058	2,446,929
Cashless warrant liability	10,496	57,876
Notes payable and amounts due within one year	11,014,332	6,536,202
Convertible notes payable	5,054,100	5,054,100
Derivative liability	251,715	791,732
Total Current Liabilities	32,116,432	18,580,628

Notes payable due after one year	2,963,104	9,061,650
Total Liabilities	35,079,536	27,642,278

Stockholders' Equity/(Deficit)
Preferred Stock, $0.001 par value, 1,000,000 Authorized; no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 147,330,292 and 117,440,764 at March 31, 2010 and 2009, respectively	147,330	117,441
Additional paid-in capital	16,180,591	14,590,073
Accumulated deficit	(36,272,356)	(20,584,750)
Total Stockholders' Equity/(Deficit)	(19,944,435)	(5,877,236)
Total Liabilities and Stockholders' Equity/(Deficit)	$15,135,101	$21,765,042

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the years ended
	March 31,	March 31,
	2010	2009
Revenue:
Sales, net of returns and allowances	$57,380,667	$9,170,794
Cost of sales	50,272,331	7,030,015

Gross Profit	7,108,336	2,140,779

Operating Expenses:
Selling, general and administrative	13,820,537	3,798,290
Depreciation and amortization	1,068,778	308,833
Allowance for bad debts	1,483,250	970,542
Impairment of goodwill	4,355,151	–
Research and development	13,743	–

Total Operating Expenses	20,741,459	5,077,665

Income/(Loss) From Operations	(13,633,123)	(2,936,886)

Other Income and (Expense):
Other income	26,400	416
Interest income/(expense)	(2,080,883)	240,193

Loss before provision for income taxes	(15,687,606)	(2,696,277)

Provision for/(Benefit of) income taxes	–	–

Net Income/(Loss)	$(15,687,606)	$(2,696,277)

Earnings (Loss) per share:
Basic and diluted loss per share	$(0.12)	$(0.04)
Weighted average shares outstanding	131,084,184	73,612,313

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity/(Deficit)

			Additional	Accumulated
	Shares	Common Stock	Paid-in Capital	Deficit	Total

Balance March 31, 2008	54,885,103	$54,885	$9,779,844	$(17,888,473)	$(8,053,744)

Shares issued for cash	13,531,000	13,531	1,263,409		1,276,940
Shares issued for acquisition	21,699,661	21,700	1,063,283		1,084,983
Shares issued for services of consultants and others	25,425,000	25,425	2,039,075		2,064,500
Shares issued for interest payments	700,000	700	62,300		63,000
Shares issued on conversion of debt	1,200,000	1,200	23,800		25,000
Stock option expense			358,362		358,362
Net loss for the year ended March 31, 2009				(2,696,277)	(2,696,277)

Balance March 31, 2009	117,440,764	117,441	14,590,073	(20,584,750)	(5,877,236)

Shares issued for cash	4,380,000	4,380	115,620		120,000
Shares issued for acquisition and payables	6,221,996	6,222	330,986		337,208
Shares issued for services of consultants and others	18,556,182	18,556	922,844		941,400
Shares issued for interest payments	731,350	731	19,769		20,500
Stock option expense			201,299		201,299
Net loss for the year ended March 31, 2010				(15,687,606)	(15,687,606)

Balance March 31, 2010	147,330,292	$147,330	$16,180,591	$(36,272,356)	$(19,944,435)

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the years ended
	March 31,	March 31,
	2010	2009

Cash Flows from Operating Activities:
Net Loss	$(15,687,606)	$(2,696,277)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	1,068,778	308,833
Bad debt provision	1,483,250	970,542
Inventory valuation	–	84,176
Impairment of goodwill	4,355,151	–
Amortization of debt discount	–	267,441
Change in derivative valuation	(540,017)	(1,127,138)
Shares issued for services and interest	961,900	2,127,500
Stock option expense	201,299	358,362
Cashless warrant conversion	(47,380)	(199,503)

Changes in assets and liabilities
Receivables	(464,120)	(3,417,741)
Inventory	89,281	(36,786)
Prepaid expenses	1,178,263	(1,432,612)
Other assets	(275,054)	(186,813)
Intangibles and goodwill	–	(12,148,767)
Accounts payable	352,320	394,193
Accounts payable - affiliates	107,990	165,565
Accrued liabilities	9,497,969	3,107,610
Cash provided (used) by operating activities	2,282,024	(13,461,415)

Investing Activities:
Net operating assets acquired in acquisitions	33,022	–
Net cash paid in acquisitions	(38,869)	–
Proceeds from note receivable	–	137,500
Capital expenditures	(93,080)	(332,435)
Cash provided (used) by investing activities	(98,927)	(194,935)

Financing Activities:
Net borrowings of debt	–	12,871,300
Repayment of debt	(1,892,597)	(81,146)
Net proceeds from issuance of common shares	120,000	1,276,940
Net cash provided (used) by financing activities	(1,772,577)	14,067,094
Net increase (decrease) in cash	410,520	410,744
Cash at beginning of period	470,288	59,544
Cash at end of period	$880,808	$470,288
(Continued)
See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Continued)

	For the years ended
	March 31,	March 31,
	2010	2009

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$769,985	$126,689
Income taxes	$–	$–

Non Cash Activities:
Common stock issued for services, payable and interest	$(961,900)	$(25,000)
Common stock issued for services, payable and interest	19,287	1,200
Additional paid-in capital from conversion of note payable	942,613	23,800
Stock issued in acquisitions	24,000	–

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2010 and 2009

Note 1 - The Company

The Company  - Green Planet Group, Inc.  (which is referred to herein together with its subsidiaries as “Green Planet,” “GPG,” “the Company,” “ we”, “us” or “our”), formerly EMTA Holdings, Inc. and before that Omni Alliance Group, Inc., was organized and incorporated in the state of Nevada. On March 31, 2006, we changed our name from Omni Alliance Group, Inc. to EMTA Holdings, Inc., and on May 22, 2009 we changed the name through merger with a wholly owned subsidiary to Green Planet Group, Inc. Our common stock now trades on the OTC-Bulletin Board market under the trading symbol “GNPG.”

Nature of the Business - We are a specialty energy conservation chemical company that produces and supplies technologies to the global transportation, industrial and consumer markets. These technologies include gasoline, oil and diesel additives for engines and other transportation-related fluids and industrial lubricants. We also operate an industrial staffing and employment business by providing employees to the light industrial, medical and IT industries on a national basis.

Acquisition and Merger

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

Continuance of Operations

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to develop products, operate its sales force and to acquire additional businesses. The Company has negative working capital, has incurred operating losses and requires additional capital to fund development activities, meet its obligations and maintain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  During the year ended March 31, 2010 the Company received $120,000 for the issuance of 4,380,000 shares of common stock. The Company is in negotiations to obtain additional necessary capital to complete its regulatory approvals, expand production and sales and generally meet its business objectives. The Company forecasts that the equity and additional borrowing capacity that it is working to obtain will provide sufficient funds to complete its primary development activities and achieve profitable operations although the Company can provide no assurance that additional equity or additional borrowing capacity will be obtained.  As a result, the Company’s independent registered public accounting firm has issued a going concern opinion on the Company’s consolidated financial statements for the year ended March 31, 2010.  Accordingly, these financial statements do not include any adjustments that might result from this uncertainty.

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

Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts when management estimates collectibility to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $2,034,760 and $806,846 at March 31, 2010 and 2009, respectively.

Inventories - Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out (FIFO) method. Obsolete or abandoned inventories are charged to operations in the period that it is determined that the items are no longer viable sales products.

Property, Plant, and Equipment - Plant and equipment are carried at cost. Repair and maintenance costs are charged against operations while renewals and betterments are capitalized as additions to the related assets. The Company depreciates its plant and equipment and computers on a straight line basis. Estimated useful life of the plant is 31 years and the equipment ranges from 3 to 10 years.

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

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired by Lumea. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. The Company performs an annual impairment test each year and in the event that facts and circumstances indicate that goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required. The Company’s testing approach will utilize a discounted cash flow analysis to determine the fair value of its reporting units for comparison to their corresponding book values.  If the book value exceeds the estimated fair value for a reporting unit, a potential impairment is indicated. ASC 350-10 and ASC 360-10 prescribes the approach for determining the impairment amount, if any.

Impairment of Long-Lived Assets - In accordance with ASC 360-10 (formerly the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”) the Company reviews long-lived assets, including, but not limited to, property and equipment, patents and other assets, for impairment annually or whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the sum of the expected future cash flows of an asset is less than its carrying value, an impairment measurement is required. Impairment charges are recorded to the extent that an asset’s carrying value exceeds fair value. Accordingly, actual results could vary significantly from such estimates. During the year ended March 31, 2010 the Company recognized an impairment loss of $4,355,151 in conjunction with goodwill valuation for the period. There were no impairment charges during the year ended March 31, 2009.

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

Derivative Financial Instruments - The Company accounts for derivative instruments and debt instruments in accordance with the interpretative guidance of ASC 815 which codified SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), and associated pronouncements related to the classification and measurement of warrants and instruments with conversion features. It is necessary for the Company to make certain assumptions and estimates to value derivatives and debt instruments.

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

Components of Cost of Sales - Cost of sales is comprised of raw material costs including freight and duty, inbound handling costs associated with the receipt of raw materials, contract manufacturing costs, third party bottling and packaging, maintenance and storage costs, plant and engineering overhead allocation, terminals and other warehousing costs, and handling costs. The components of cost of sales of the staffing business are primarily the personnel costs of labor, payroll taxes, and other direct costs of maintaining employees.

Selling Expenses - Included in selling and general administrative expenses are the commission expenses for both employees and outside sales representatives ranging from 1.5% to 11.5% per dollar of sales. Our staffing sales representatives are paid a commission on new sales.  The Company expends significant amounts to advertise and distinguish its products from those of its competitors through the use of in-store advertising, printed media, internet and broadcast media. Advertising expenses for 2010 and 2009 were $16,402 and $66,967, respectively.

Research, Testing and Development - Research, testing and development costs are expensed as incurred. Research and development expenses, including testing, were $13,743 and $0 for the years ended March 31, 2010 and 2009, respectively. Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition.

Income Taxes - We provide for income taxes in accordance with ASC 740-10 (formerly SFAS No. 109, “Accounting for Income Taxes.”) that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of March 31, 2010 and 2009.

Concentrations of Credit Risks - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. With respect to accounts receivable, such receivables are primarily from customers located in the United States. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition.  At March 31, 2010 and 2009, the amounts due from foreign distributors were $1,363,756 and $1,363,756, which represent 0% and 15.7% of net accounts receivable, respectively, after the Company recognized an allowance for doubtful accounts at March 31, 2010 and 2009 of $1,363,756 and $681,000, respectively. The staffing business had three customers that accounted for approximately 13%, 13%, and 11% of gross sales. We have collected all amounts due from these customers but we no longer provide services to the 11% customer. In the staffing business, customer volume fluctuates with the seasons, the customers’ lines of business and other factors.

Stock-Based Compensation

We account for stock-based awards to employees and non-employees using the accounting provisions of ASC 718-10 (formerly the Statement of Financial Accounting Standards (“SFAS”) No. 123 — Accounting for Stock-Based Compensation and SFAS No. 123(R which revised SFAS No. 123) which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Shares of common issued in connection with acquisitions are also recorded at their estimated fair values based on the Hull-White enhanced US ASC 718-10 standard. The standard establishes the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The statement also requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.

Loss per share

Basic loss per share is calculated using the weighted average number of shares outstanding during the year. The Company has adopted ASC 260-10, Earnings per Share - Overall, and uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on loss per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. As the Company has incurred net losses since its inception, the stock options and warrants as disclosed in note 15 were not included in the computation of loss per share as their inclusion would be anti-dilutive.

On April 1, 2009, the Company adopted ASC 260-10-45, Earnings per Share - Overall - Other Presentation Matters, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards.  ASC 260-10-45 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  The adoption of ASC 260-10-45 does not have a material impact on the Company’s financial statements.

Segment Information

We operate in two industry segments, the development, manufacture and sale of private and commercial vehicle energy efficient enhancement products and employee staffing services. The enhancement products are designed to extend engine life, promote fuel efficiency and reduce emissions. These products are being marketed by the Company and sales were predominantly in the United States of America, Canada, Mexico and Nigeria.  The staffing segment was added on March 1, 2009 and provides staffing services primarily to the light industrial segment of the economy.  During the year ended March 31, 2010, the states of AZ, CA, FL and IL accounted for 80% of gross sales.

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

New accounting pronouncements:

GAAP Hierarchy

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 amends AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The new accounting standard was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard during the quarter ended September 30, 2009 and subsequent periods did not have a material impact on our statements of operations or financial position.

Contingencies in Business Combinations

In April 2009, the FASB further amended ASC 805-10 by the issuance of FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This amendment requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC 450-10 and ASC 450-20. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from ASC 805-10. The requirements of this amendment carry forward without significant revision the other guidance on contingencies of ASC 805-10, which was superseded by SFAS No. 141(R). The amendment also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by ASC 450-10. This amendment was adopted effective April 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

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

Convertible Debt

In May 2008, the FASB issued a new accounting standard which provides guidance relating to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This new standard requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The standard also requires an accretion of the resulting debt discount over the expected life of the debt. Retrospective application to all periods presented is required and a cumulative-effect adjustment is recognized as of the beginning of the first period presented. This standard was effective for us in the first quarter of fiscal year 2010. The adoption of this standard did not have a material impact on our financial statements.

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

Interim disclosures about fair value

In April 2009, the FASB issued an amendment to an existing standard which provides guidance relating to interim disclosures about fair value of financial instruments. This new standard requires the disclosure of the carrying amount and the fair value of all financial instruments for interim reporting periods and annual financial statements of publicly traded companies (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions. This new standard is effective for interim reporting periods ending after June 15, 2009. We adopted this pronouncement during the quarter ended June 30, 2009 without material impact to our financial statements.

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

Transfers of Financial Assets

In June 2009, the FASB amended ASC 860-10 by the codification of SFAS No. 166, “Accounting for Transfers of Financial Assets,” which was codified on December 23, 2009 in ASU No. 2009-16.  This requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This amendment will improve the relevance, representation faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. It will also take into account the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement. ASC 860-10 is effective for annual periods beginning after November 15, 2009.  This statement is effective for the Company beginning April 1, 2010 and is not expected to have a material impact on the financial statements.

Amendments to FASB interpretation No. 46(R)

Also in June 2009, the FASB amended ASC 810-10 by the codification of SFAS No. 167, “Amendments to FASB interpretation No. 46(R),” on December 23, 2009 in ASU No. 2009-17. It establishes how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. This statement improves financial reporting by enterprises involved with variable interest entities, which addresses the effects on certain provisions of ASC 810-10 as a result of the elimination of the qualifying special-purpose entity concept. ASC 810-10 was effective after November 15, 2009. This statement is effective for the Company beginning January 1, 2010 and had no material impact on the financial statements.

Amendments to Fair Value Measurement

In August 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-05, Fair Value Measure and Disclosure Topic 820 – Measuring Liabilities at Fair Value, which provides amendments to ASC 820-10, Fair Value Measurement and Disclosures – Overall, for the fair measure of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:  1. a valuation technique that uses: a. the quoted price of the identical when traded as an asset, b. quoted prices of similar liabilities or similar liabilities when traded as assets, 2. another valuation technique that is consistent with the principles of ASC 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this ASC update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendment also clarifies that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Amendments to Fair Value Measurement that Calculate Net Asset Value Per Share

In September 2009, the FASB issued ASU No. 2009-12, Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent), which provides amendments to ASC 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendment permits, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of these amendments on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of ASC 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with ASC 820. These amendments also require disclosures by major category of investment about the attributes of investments within the scope of these amendments such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments regardless of the method of fair value measurement used. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Improving Disclosures About Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements.”  This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.

The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years ending after December 31, 2010.  The Company is still assessing the impact of this guidance and do not believe the adoption of this guidance will have a material impact on our financial statements.

Subsequent Events

In February 2010, the FASB issued new accounting guidance, under ASC 855 on Subsequent Events, which requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirements that an SEC filer disclose the date through which subsequent events have been evaluated. The guidance was effective upon issuance. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

Consolidation

In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (ASC 810).” The amendments to the consolidation requirements of ASC 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The deferral is effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167. Early application is not permitted. At this time, management is evaluating the potential implications of this pronouncement and has not yet determined its impact on the Company’s consolidated financial statements.

Derivatives and Hedging - Scope Exception Related to Embedded Credit Derivatives

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (ASC 815) – Scope Exception Related to Embedded Credit Derivatives. This ASU removes a scope exception, and an entity that has a beneficial interest in securitized financial assets that includes a credit derivative feature must evaluate that feature for bifurcation from the host financial asset in accordance with the guidance at ASC 815. ASU 2010-11 is effective at the beginning of a reporting entity's first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of an entity's first fiscal quarter beginning after March 5, 2010. The Company does not expect that the adoption of ASU 2010-11 will have a material impact on its financial position, results of operations, or cash flows.

Compensation - Stock Compensation

ASU No. 2010-13 was issued in April 2010, and amends and clarifies ASC 718 with respect to the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Note 3 - Inventories

Inventory consists of finished goods and raw material as follows:

	March 31, 2010	March 31, 2009

Finished goods	$68,257	$173,523
Raw material	211,865	195,880
	$280,122	$369,403

Note 4 - Property, Plant and Equipment

At March 31, 2010 and 2009, equipment and computers consisted of the following:

	March 31, 2010	March 31, 2009

Property and plant	$1,452,146	$1,452,146
Equipment and computers	858,328	746,611
Less accumulated depreciation	(562,829)	(297,923)
Net equipment and Computers	$1,747,645	$1,900,834

During the years ended March 31, 2010 and 2009, depreciation and amortization expense was $264,906 and $127,227, respectively.

Note 5 - Intangible Assets and Goodwill

Intangible assets consist of technology of production and license rights under the Environmental Protection Agency to market one of the products acquired in the acquisition of White Sands, L.L.C. on March 31, 2006. The Company intends to market the related products as soon as production and marketing strategies can be completed. The Company is amortizing this investment over its estimated useful life of seven years on a straight line basis. For the years ended March 31, 2010 and March 31, 2009, amortization was $126,723 in each year. The customer relationships are the value of the purchased business relationships acquired as part of the purchase by Lumea of the staffing business on March 1, 2009 and the addition during 2010 of $283,371 in conjunction with two staffing acquisitions.  The carrying value of this intangible is being amortized over 5 years and for the years ended March 31, 2010 and March 31, 2009 the amortization was $677,149 and $54,884, respectively.  At March 31, 2010, the Company evaluated its goodwill relative to its staffing business and recognized an impairment of $4,355,151 and reduction of the goodwill by a like amount.  The adjustment to the valuation was based on the calculation of the net realizable value of the assets.

Intangible assets subject to amortization:

	Weighted	March 31, 2010
	Average	Gross Carrying	Accumulated		Net Carrying
	Useful Life	Amount	Amortization		Amount

Intangible assets subject to amortization:
EPA licenses	7 years	$887,055	$506,889		$380,166
Customer relationships	5 years	3,576,391	732,033		2,844,358
		$4,463,446	$1,238,922		$3,224,524

Goodwill not subject to amortization:
Goodwill:
Goodwill		$8,979,822	$4,355,151	(1)	$4,624,671
		$8,979,822	$4,355,151		$4,624,671
(1) Impairment valuation

	Weighted	March 31, 2009
	Average	Gross Carrying	Accumulated		Net Carrying
	Useful Life	Amount	Amortization		Amount

Intangible assets subject to amortization:
EPA licenses	7 years	$887,055	$380,166		$506,889
Customer relationships	5 years	3,293,020	54,884		3,238,136
		$4,180,075	$435,050		$3,745,025

Goodwill not subject to amortization:
Goodwill:
Goodwill		$8,979,822	$–		$8,979,822
		$8,979,822	$–		$8,979,822

The scheduled amortization to be recognized over the next five years is as follows:

2011	$842,000
2012	$842,000
2013	$842,000
2014	$698,524

Note 6 - Accrued Liabilities

Accrued liabilities consist of the following as of March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009

Accrued contingent liabilities	$1,278,151	$1,278,151
Accrued interest	2,629,271	804,717
Other accrued expenses and workmen’s compensation claims	955,515	235,229
	$4,862,937	$2,318,097

As part of our testing of products and new applications the Company agreed to reimburse one of our testing partners for the costs incurred in such testing.

Note 7 – Accrued Payroll, Taxes and Benefits

Accrued payroll, taxes and benefits was $9,400,058 and $2,446,929 at March 31, 2010 and 2009, respectively.

Subsidiaries of the Company are delinquent in the payment of their payroll tax liabilities with the Internal Revenue Service and various states.  As of March 31, 2010, unpaid payroll taxes total $8,114,368.   The Company has estimated the related penalties and interest at approximately $1,227,283 through March 31, 2010, which are included in accrued liabilities at March 31, 2010.  The estimated penalties and interest liability could be subject to material revision in the future.  The Company expects to pay these delinquent payroll tax liabilities in installments as soon as possible subject to negotiations with the Internal Revenue Service and various state and local municipalities.

Note 8 - Notes and Contracts Payable

	March 31,
	2010	2009

Revolving line of credit against factored Lumea receivables (2)	$2,011,018	$2,055,015
Bank loans, payable in installments	340,657	359,803
Mortgage loan payable, monthly payments of principal and interest at 3 month LIBOR plus 4.7% (1)	790,683	806,853
Payments due seller of XenTx Lubricants	254,240	254,240
Loan from Dyson	60,000	60,000
Notes payable	1,336,692	1,479,650
Loans from individuals, due within one year	778,656	471,356
Purchase note payable	1,574,555	1,575,139
Purchase note 1	4,805,568	5,650,000
Purchase note 2	2,025,367	2,888,796

Total	13,977,436	15,597,852
Less current portion	11,014,332	6,536,202

Long-term debt	$2,963,104	$9,061,650
____________
(1)	In conjunction with the acquisition of Dyson, the mortgage became payable as a result of the change of control of that company. The Company is in the process of refinancing the property.
(2)	The Company maintains a $7 million line of credit relating to its factored accounts receivable.

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

The amounts due sellers bear interest at a rate of 8.0% and is due on March 31, 2011.

Substantially all of the staffing receivables are pledged as collateral for the revolving line of credit.  At March 31, 2010, the Company had pledged receivables of $2,488,760.  This line of credit has been renewed through March 31, 2011.

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

For the Years Ending March 31,	Amount

2012	$127,874
2013	$126,552
2014	$2,122,284
2015	$37,731
Thereafter	$589,647

The balance of the notes payable consist of commercial loans of a vehicles and equipment in the normal course of business.

The Loans from individuals includes four loans which are all due within one year and bear interest from 9% to 12%.

Substantially all of the Company’s assets are pledged as collateral for our debt obligations at March 31, 2010.

The Company was in default on $1,574,555 under the Purchase Note Payable, litigation has commenced and the parties are in negotiations to settle this obligation for a reduced amount payable over the next several years. Subsequent to the end of the year, the Company has commenced litigation against the sellers of the staffing business to the Company in March, 2009. The litigation seeks to rescind the purchase and other equitable relief and the Company has stopped making scheduled payments on the Purchase note 1 ($4,805,568) and Purchase note 2 ($2,025,367) and does not intend to make future payments on these notes. The Company has included the Purchase note 1 note in the due within one year pursuant to generally accepted accounting principles (GAAP). The Company has received a garnishment from the ACE with respect to the payments on the Purchase note 1 seeking payment of the amounts due under the note for obligations of the seller.  The Company has resisted these claims and is pursuing its rights through the courts.  Substantially all of Purchase note 2 represents potential payments to third party taxing authorities under the successor liability statutes of various states and the Company may be forced to make these payments thereon to maintain its licenses in those states. The litigation is seeking restitution of any such amounts paid under these obligations. Other notes have been modified during the year changing the maturity date and restructuring the payment structure.

Note 9 - Income Taxes

Through March 31, 2010, we recorded a valuation allowance of $11,236,467 against deferred income tax assets primarily associated with tax loss carry forwards. Our significant operating losses experienced in prior years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.

We have net operating loss carry forwards of approximately $26,672,547. Our net operating loss carry forwards will expire between 2025 and 2030.

Significant components of our deferred tax assets and liabilities at the balance sheet dates were as follows:

	March 31,
	2010	2009

Deferred Tax Assets and Liabilities
Deferred tax assets:
Net operating loss carryforwards	$10,273,127	$5,480,393
Allowance for doubtful accounts	963,340	390,822
Total	11,236,467	5,871,215
Less: Valuation allowance	(11,236,467)	(5,871,215)
Total deferred tax assets	–	–
Total deferred tax liabilities	–	–
Net deferred tax liabilities	$–	$–

 A reconciliation of the federal statutory rate to the effective tax rate is as follows:

	Fiscal Years Ended March 31,
	2010	2009

Reconciliation
Income tax credit at statutory rate	$(4,221,701)	$(780,303)
Effect of state income taxes	(571,032)	(105,545)
Valuation allowance	4,792,733	885,848
Income taxes (credit)	$–	$–

Future realization of the net operating losses is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 34% Federal income tax rate. The net operating losses expire as follows:

Amount

2025	$1,524,541
2026	5,132,298
2027	3,052,902
2028	2,251,030
2029	2,295,008
2030	12,416,768
Total net operating loss available	$26,672,547

The Company is subject to various state income tax laws.  The carryover of net operating losses in the various states range from five (5) years to fifteen (15) years based on the actual business activities within each state.

Note 10 - Fair Value Measurements

The Company adopted the amendments to ASC 820-10 that apply to certain assets and liabilities that are being measured and reported on a fair value basis. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements.  This ASC enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. ASC 820-10 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1:  Quoted market prices in active markets for identical assets or liabilities.

Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:  Unobservable inputs that are not corroborated by market data.

The Company records liabilities related to its derivative liability (See Note 11 – Derivative Financial Instruments) and the cashless warrant liability, both consisting of warrants and options outstanding, at their fair market values as provided by ASC 820-10.  The Company used the binomial method to determine the fair value of each derivative.

The following table provides fair market measurements of the derivative liability and cashless warrant liability as of March 31, 2010:

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)

Derivative liability	$251,715
Cashless warrant liability	10,496
$262,211

The change in fair market value of the derivative liability and cashless warrant liability is included in interest expense in the Consolidated Statements of Operations.

The following table provides a reconciliation of the beginning and ending balances of the derivative liability and cashless warrant liability as of March 31, 2010:

	Derivative Liability	Cashless Warrant Liability	Total

Beginning balance April 1, 2009	$791,732	$57,876	$849,608
Change in fair market value of derivative liability and cashless warrant liability	(540,017)	(47,380)	(587,397)
Ending balance March 31, 2010	$251,715	$10,496	$262,211

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other short-term liabilities, and capital lease obligations.

Note 11 – Convertible Debt

The Company entered into a Convertible Loan Agreement which also entitled the lenders to warrants and to convert the loans, at their option, to common stock of the Company. The debt is convertible at a rate of 50% of the then current market price at the time of conversion. At March 31, 2010 and 2009, the value of the 6% Convertible Notes, with interest quarterly, was as follows:

Maturity	Face Amount	Conversion Derivative	Balance

April 28, 2009	$327,050	$327,050	$654,100
August 17, 2009	700,000	700,000	1,400,000
October 28, 2009	300,000	300,000	600,000
November 10, 2009	1,200,000	1,200,000	2,400,000
Total	$2,527,050	$2,527,050	$5,054,100

Interest expense for the year ended March 31, 2010 and 2009 was $271,124 and $154,507, respectively.

Note 12 – Derivative Financial Instruments

In connection with various financings through November 10, 2006, the Company has issued warrants to purchase shares of common stock in conjunction with the convertible notes to purchase 12,000,000 shares of common stock at an exercise price of $2.50 per share. The Company also issued warrants to a broker in the transaction for the exercise of 70,000 shares of common stock at an exercise price of $2.50. These warrants expire if not exercised at various dates in 2013 through November 10, 2013. At March 31, 2010, all of the 12,000,000 warrants have been issued entitling the lender to one share for each warrant at an exercise price of $2.50 per share.

The agreements include registration rights and certain other terms and conditions related to share settlement of the embedded conversion features and the warrants. In this instance, ASC 815-10, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, requires allocation of the proceeds between the various instruments and the derivative elements carried at fair values.

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

At March 31, 2010, there were 18,225,000 shares subject to warrants and options at a weighted average exercise price of $1.95.

	Number of Shares	Weighted Average
	Subject to Outstanding	Remaining
	Warrants and Options	Contractual Life
Exercise Price	and Exercisable	(years)

$ 0.75	5,775,000	2.25
$ 2.50	12,450,000	3.26
	18,225,000

In addition to the spot price of the stock and remaining term of the warrant, other factors used in the binomial model included in the analysis at March 31, 2010 were the volatility of 227.1%, risk free rate of between 0.41% and 2.55% and a dividend rate of $0 per period.

Note 13 - Commitments and Contingencies

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.

Lease Commitments

The Company has lease agreements for office space in Scottsdale, Arizona and for 20 offices throughout the United States. The remaining lease commitment for the two Scottsdale offices are 3 and 5 years and the other offices are year to year or month-to-month. The following table sets forth the aggregate minimum future annual lease commitments at March 31, 2010 under all non-cancelable leases for fiscal years ending March 31:

Amount

2011	$247,039
2012	186,781
2013	99,018
2014	60,000
2015	60,000
Thereafter	50,000
$702,838

Lease expense for the years ended March 31, 2010 and 2009 were $527,098 and $99,431, respectively.  The total of all scheduled lease payments, assuming all locations are continued at the same rates, is $320,037 per year.

Workmens’ Compensation Claims

In conjunction with our staffing business, in states other than those that require participation in state funded programs, we maintain a workmens’ compensation policy to cover claims by employees. The Company retains the first portion of each such claims and the funds the amount to the insurance carrier on a current basis.  Should our claims experience increase in frequency and/or severity our claims losses would increase substantially.

General Liabilities

The Company is subject to normal recurring litigation as a result of its normal business lines. The Company attempts to provide for all losses as known. There may be losses or claims that the Company is not currently aware of or has not been provided information as to the claims or the nature of the claim as of the financial statement review date.

Note 14 - Related Party Transactions

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

Note 15 - Company Stock

Preferred Stock

At March 31, 2010 and 2009, the Company had 1,000,000 shares of $0.001 par value authorized and no outstanding or issued shares. If and when issued, such shares will have the rights, preferences, privileges and restrictions as determined by the Board of Directors.

Common Stock

At March 31, 2010 and 2009, the Company had 250,000,000 shares authorized of $0.001 par value common stock, of which issued and outstanding shares were 147,330,292 and 117,440,764, respectively.

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

Also, the Company issued 1,400,000 cashless warrants to the seller in conjunction with the acquisition of Dyson Properties, Inc. that expired March 26, 2010.

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

At March 31, 2010, the status of outstanding warrants is as follows:

Issue Date	Shares Exercisable	Weighted Average Exercise Price	Expiration Date

September 27, 2005	450,000	$2.50	September 26, 2010
April 29, 2006	1,866,667	$2.50	April 28, 2013
June 28, 2006	5,000,000	$2.50	August 10, 2013
August 17, 2006	1,633,333	$2.50	August 17, 2013
October 28, 2006	700,000	$2.50	October 28, 2013
November 10, 2006	2,800,000	$2.50	November 10, 2013
July 1, 2007	5,775,000	$.75	June 30, 2012
Cashless April 20 - November 10, 2006	700,000	$2.50	April 9 - November 10, 2015
Cashless July 1, 2007	519,750	$.75	June 30, 2012

The warrants have no intrinsic value at March 31, 2010.

Stock Options

At March 31, 2010, the Company had one stock option plan under which grants were outstanding. The stock options outstanding are for grants issued under the Company’s 2007 Stock Incentive Plan.

The 2007 Stock Incentive Plan

During the fiscal year ended March 31, 2010, the Company adopted a stock option plan, entitled the “2007 Incentive Plan” (the “2007 Plan”), under which the Company may grant options to purchase up to 20,000,000 shares of common stock.

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

The following table sets forth the Company’s stock option activity during the year ended March 31, 2010:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at March 31, 2008	5,415,000	$.20	3.0	–
Granted	–	–	–	–
Exercised	–	–	–	–
Canceled	450,000.20		–	–

Outstanding at March 31, 2009	4,965,000.20		2.0	–
Granted	–	–	–	–
Exercised	–	–	–	–
Canceled	–	–	–	–

Outstanding at March 31, 2010	4,965,000	$.20	1.0	–

The following table sets forth the status of the Company’s stock options as of March 31, 2010:

	Number of Options	Weighted-Average Grant-Date Fair Value

Non-vested as of March 31, 2008	5,415,000	$.11
Granted	–	–
Forfeited	(450,000)	–
Vested	(3,310,000)	–

Non-vested as of March 31, 2009	1,655,000	$.11
Granted	–	–
Forfeited	–	–
Vested	(1,655,000)	.11

Non-vested as of March 31, 2010	–	$–

During the year ended March 31, 2008, the Company granted options to purchase an aggregate of 5,415,000 shares of common stock to employees, directors and consultants for services to be provided. These options are exercisable at $0.20 per share, and vest one third on October 1, 2008, April 1, 2009 and October 1, 2009 with an expiration of three years from the date of grant for all options. The Company has valued these at their fair value on the date of grant using the Hull-White enhanced option-pricing model. During the years ended March 31, 2010 and 2009 the Company recognized expense of $201,299 and $358,362, respectively.

The original unrecognized stock-based compensation expense related to the unvested options was approximately $610,548 and was recognized as expense over the vesting period of 18 months. This estimate is based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.  These options have no intrinsic value at March 31, 2010 or March 31, 2009.

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

Note 16 - Earnings (Loss) Per Share

Diluted income (loss) earnings per common share adjusts basic income (loss) per common share for the effects of convertible securities, stock options, warrants and other potentially dilutive financial instruments only in periods in which such effect is dilutive. No instruments were dilutive at March 31, 2010 or 2009.  The diluted income (loss) per common share excludes the dilutive effect of approximately 24,409,750 and 25,690,000 warrants and options at March 31, 2010 and 2009, respectively, since such warrants and options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods.

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

The Company analyzes the result of the operations of the individual entities and the segments. Green Planet does not allocate income taxes and unusual items to the segments. The segment information for the year ended March 31, 2010 and March 31, 2009 are presented below.
	Additives &		Corporate
2009	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
United States sales	$2,348,053	$5,784,408	$–	$8,132,461
Foreign sales	1,038,333	–	–	1,038,333
Gross sales	3,386,386	5,784,408	–	9,170,794
Net sales	3,386,386	5,784,408	–	9,170,794
Depreciation and amortization	244,259	64,574	–	308,833
Interest (expense)/income	(218,519)	(67,317)	526,029	240,193
Loss before income taxes	(1,263,515)	(362,912)	(1,069,850)	(2,696,277)
Net loss	(1,263,515)	(362,912)	(1,069,850)	(2,696,277)

Balance sheet information:
Total net intangibles	506,889	3,238,136	–	3,745,025
Total goodwill	–	8,979,822	–	8,979,822
Total assets	4,146,987	13,729,688	3,888,367	21,765,042

	Additives &		Corporate
2010	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
United States sales	$1,165,747	$56,214,920	$–	$57,380,667
Gross sales	1,165,747	56,214,920	–	57,380,667
Net sales	1,165,747	56,214,920	–	57,380,667
Depreciation and amortization	358,581	710,197	–	1,068,778
Allowance for doubtful accounts	758,726	724,524	–	1,483,250
Impairment of goodwill	–	4,355,151	–	4,355,151
Interest (expense)/income	(72,420)	(1,811,864)	(196,599)	(2,080,833)
Loss before income taxes	(1,312,941)	(10,745,049)	(3,616,966)	(15,674,956)
Net loss	(1,312,941)	(10,745,049)	(3,616,966)	(15,674,956)

Balance sheet information:
Total net intangibles	380,166	2,844,358	–	3,224,358
Total goodwill	–	4,624,671	–	4,624,671
Total assets	2,341,217	8,905,518	3,888,367	15,135,102

Note 18 – Subsequent Events

Subsequent to March 31, 2010, the Company issued 1,578,947 shares of common stock in payment of interest and principal and 1,765,000 shares of common stock for consultant and employee compensation.  These transactions were valued at $31,579 and $25,300, respectively.