Form 10-Q
period 2010-06-30
GREEN PLANET GROUP, INC.
filed 2010-08-23
CIK 1372533

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registran is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  151,074,239 shares of common stock, par value $0.001, issued and outstanding as of August 19, 2010.

Index
INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Green Planet Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current Assets:
Cash	$246,997	$880,808
Accounts receivable, net of allowance for doubtful accounts	2,766,184	3,330,736
Inventory	280,052	280,122
Prepaid expenses	295,502	476,169
Total Current Assets	3,588,735	4,967,835

Property, plant and equipment, net of accumulated depreciation	1,705,363	1,747,645

Other Assets:
Other assets	510,466	570,426
Intangible assets	3,101,325	3,224,524
Goodwill	4,624,671	4,624,671
Total Other Assets	8,236,462	8,419,621
Total Assets	$13,530,560	$15,135,101

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities:
Accounts payable	$1,080,061	$1,249,239
Accounts payable - Affiliates	331,555	273,555
Accrued liabilities	5,720,811	4,862,937
Accrued payroll, taxes and benefits	9,557,398	9,400,058
Cashless warrant liability	3,604	10,496
Notes payable and amounts due within one year	10,645,972	11,014,332
Convertible notes payable	5,054,100	5,054,100
Derivative liability	110,104	251,715
Total Current Liabilities	32,503,605	32,116,432

Notes payable due after one year	2,897,763	2,963,104
Total Liabilities	35,401,368	35,079,536

Stockholders’ Equity/(Deficit)
Preferred Stock, $0.001 par value, 1,000,000 Authorized; no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 149,774,239 and 147,330,292 at June 30, 2010 and March 31, 2010, respectively	149,774	147,330
Additional paid-in capital	16,230,448	16,180,591
Accumulated deficit	(38,251,030)	(36,272,356)
Total Stockholders’ Equity/(Deficit)	(21,870,808)	(19,944,435)
Total Liabilities and Stockholders’ Equity/(Deficit)	$13,530,560	$15,135,101
See accompanying notes to these consolidated financial statements.

Index

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	June 30,	June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Revenue:
Sales, net of returns and allowances	$10,025,597	$16,697,904
Cost of sales	8,478,489	14,721,519

Gross Profit	1,547,108	1,976,385

Operating Expenses:
Selling, general and administrative	2,428,050	3,580,636
Depreciation and amortization	252,782	239,718
Allowance for bad debts	–	414,070

Total Operating Expenses	2,680,832	4,234,424

Income/(Loss) From Operations	(1,133,724)	(2,258,039)

Other Income and (Expense):
Other income	83,173	1,509
Interest expense	(928,123)	(1,855,201)

Loss before provision for income taxes	(1,978,674)	(4,111,731)

Provision for/(Benefit of) income taxes	–	–

Net Income/(Loss)	$(1,978,674)	$(4,111,731)

Earnings (Loss) per share:
Basic and diluted loss per share	$(0.01)	$(0.03)

Weighted average shares outstanding	147,973,143	121,654,349
See accompanying notes to these consolidated financial statements.

Index

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity/(Deficit)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance March 31, 2009	117,440,764	$117,441	$14,590,073	$(20,584,750)	$(5,877,236)

Shares issued for cash	4,380,000	4,380	115,620		120,000
Shares issued for services of consultants and others	2,586,180	2,586	164,614		167,200
Stock option expense			100,650		100,650
Net loss for the three months ended June 30, 2009				(4,111,731)	(4,111,731)

Balance June 30, 2009	124,406,944	$124,407	$14,970,957	$(24,696,481)	$(9,601,117)

Balance March 31, 2010	147,330,292	$147,330	$16,180,591	$(36,272,356)	$(19,944,435)

Shares issued for services of consultants and others	865,000	865	16,436		17,301
Shares issued for interest payments	1,578,947	1,579	33,421		35,000
Net loss for the three months ended June 30, 2010				(1,978,674)	(1,978,674)

Balance June 30, 2010	149,774,239	$149,774	$16,230,448	$(38,251,030)	$(21,870,808)
See accompanying notes to these consolidated financial statements.

Index

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	June 30,	June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(1,978,674)	$(4,111,731)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	252,782	239,718
Bad debt provision	–	414,070
Amortization of debt discount	33,190	25,676
Shares issued for services and interest	52,301	167,200
Stock option costs	–	100,650
Change in derivative valuation	(141,611)	1,089,119
Cashless warrant conversion	(6,892)	82,672
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	564,552	(1,054,062)
Inventory	70	(32,100)
Prepaid expenses	147,477	(188,206)
Other assets	59,960	246,034
Accounts payable	(169,178)	(93,787)
Accounts payable - affiliates	58,000	70,047
Accrued liabilities	1,015,214	4,002,142
Cash provided (used) by operating activities	(112,809)	957,442

Investing Activities:
Intangibles and goodwill	(87,301)	–
Cash used by investing activities	(87,301)	–

Financing Activities:
Net borrowings of debt	–	294,127
Repayment of debt	(433,701)	–
Net proceeds from issuance of common shares	–	120,000
Net cash provided (used) by financing activities	(433,701)	414,127
Net increase (decrease) in cash	(633,811)	1,371,569
Cash at beginning of period	880,808	470,288
Cash at end of period	$246,997	$1,841,857

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$769,985	$383,280
Income taxes	$–	$–

Non Cash Activities:
Common stock issued for services, payable and interest	$(52,301)	$(167,200)
Common stock	2,444	2,586
Additional paid-in capital	49,857	164,614
	$–	$–
See accompanying notes to these consolidated financial statements.

Index

Green Planet Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended June 30, 2010 and 2009 (Unaudited)

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

Presentation of Interim Statements – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q for small business filers. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K for the years ended March 31, 2010 and 2009. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

As a result, the Company’s independent registered public accounting firm’s audit opinion for the year ended March 31, 2010 included an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Index

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

Allowance for Doubtful Accounts – The Company provides an allowance for doubtful accounts when management estimates collectability to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $2,034,760 at June 30, 2010 and March 31, 2010, respectively.

Inventories – Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out (FIFO) method. Obsolete or abandoned inventories are charged to operations in the period that it is determined that the items are no longer viable sales products.

Property, Plant, and Equipment – Plant and equipment are carried at cost. Repair and maintenance costs are charged against operations while renewals and betterments are capitalized as additions to the related assets. The Company depreciates its plant and equipment and computers on a straight line basis. Estimated useful life of the plant is 31 years and the equipment ranges from 3 to 10 years.

Index

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

Goodwill – Goodwill represents the excess of the purchase price over the fair value of the net assets acquired by Lumea. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. The Company performs an annual impairment test each year and in the event that facts and circumstances indicate that goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required. The Company’s testing approach will utilize a discounted cash flow analysis to determine the fair value of its reporting units for comparison to their corresponding book values.  If the book value exceeds the estimated fair value for a reporting unit, a potential impairment is indicated. ASC 350-10 and ASC 360-10 prescribes the approach for determining the impairment amount, if any.  During the year ended March 31, 2010 the Company recognized an impairment loss of $4,355,151 in conjunction with goodwill valuation for the period.

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

Index

Derivative Financial Instruments – The Company accounts for derivative instruments and debt instruments in accordance with the interpretative guidance of ASC 815 which codified SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), and associated pronouncements related to the classification and measurement of warrants and instruments with conversion features. It is necessary for the Company to make certain assumptions and estimates to value derivatives and debt instruments.

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

Components of Cost of Sales – Cost of sales is comprised of raw material costs including freight and duty, inbound handling costs associated with the receipt of raw materials, contract manufacturing costs, third party bottling and packaging, maintenance and storage costs, plant and engineering overhead allocation, terminals and other warehousing costs, and handling costs. The components of cost of sales of the staffing business are primarily the personnel costs of labor, payroll taxes, and other direct costs of maintaining employees.

Selling Expenses – Included in selling and general administrative expenses are the commission expenses for both employees and outside sales representatives ranging from 1.5% to 11.5% per dollar of sales. Our staffing sales representatives are paid a commission on new sales.  The Company expends significant amounts to advertise and distinguish its products from those of its competitors through the use of in-store advertising, printed media, internet and broadcast media.   Advertising expenses for the three months ended June 30, 2010 and 2009 were $10,005 and $592, respectively.

Research, Testing and Development – Research, testing and development costs are expensed as incurred. There was no research and development expenses during the three months ended June 30, 2010 and 2009. Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition.

Income Taxes – We provide for income taxes in accordance with ASC 740-10 (formerly SFAS No. 109, “Accounting for Income Taxes.”) that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of June 30, 2010 and 2009.

Index

Concentrations of Credit Risks - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. With respect to accounts receivable, such receivables are primarily from customers located in the United States. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition.  At June 30, 2010 and 2009, the amounts due from foreign distributors were $1,363,756 and $1,363,756, which represent 0% and 13.7% of net accounts receivable, respectively, after the Company had recognized prior allowance for doubtful accounts aggregating $1,363,756 and $681,000 at June 30, 2010 and 2009, respectively. The staffing business had two customers that accounted for approximately 13.3% and 12.3% of gross sales for the three months ended June 30, 2010. In the staffing business, customer volume fluctuates with the seasons, the customers’ lines of business and other factors.

Stock-Based Compensation

We account for stock-based awards to employees and non-employees using the accounting provisions of ASC 718-10 (formerly the Statement of Financial Accounting Standards (“SFAS”) No. 123 - Accounting for Stock-Based Compensation and SFAS No. 123(R) which revised SFAS No. 123 which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Shares of common stock issued in connection with acquisitions are also recorded at their estimated fair values based on the Hull-White enhanced US ASC 718-10 standard. The standard establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The statement also requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.

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

On April 1, 2010, the Company adopted ASC 260-10-45, Earnings per Share - Overall - Other Presentation Matters, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards.  ASC 260-10-45 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  The adoption of ASC 260-10-45 does not have a material impact on the Company’s financial statements.

Index

Segment Information

We operate in two industry segments, the development, manufacture and sale of private and commercial vehicle energy efficient enhancement products and employee staffing services. The enhancement products are designed to extend engine life, promote fuel efficiency and reduce emissions. These products are being marketed by the Company and sales were predominantly in the United States of America, Canada, Mexico and Nigeria.  The staffing segment was added on March 1, 2009 and provides staffing services primarily to the light industrial segment of the economy.  During the three months ended June 30, 2010, the states of AZ, CA, FL and IL accounted for 87% of gross sales.

Litigation – The Company is and may become a party in routine legal actions or proceedings in the ordinary course of its business. Management does not believe that the outcome of these routine matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Environmental – The Company’s enhancement products and related operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company must devote substantial financial resources to ensure compliance, and it believes that it is in substantial compliance with all the applicable laws and regulations.

New Accounting Pronouncements:

Transfers of Financial Assets

In June 2009, the FASB amended ASC 860-10 by the codification of SFAS No. 166, “Accounting for Transfers of Financial Assets,” which was codified on December 23, 2009 in ASU No. 2010-16.  This requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This amendment will improve the relevance, representation faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. It will also take into account the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement. ASC 860-10 is effective for annual periods beginning after November 15, 2009.  This statement is effective for the Company beginning April 1, 2010 and did not have a material impact on the financial statements.

Index

Amendments to Fair Value Measurement

In August 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2010-05, Fair Value Measure and Disclosure Topic 820 – Measuring Liabilities at Fair Value, which provides amendments to ASC 820-10, Fair Value Measurement and Disclosures – Overall, for the fair measure of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:  1. a valuation technique that uses: a. the quoted price of the identical when traded as an asset, b. quoted prices of similar liabilities or similar liabilities when traded as assets, 2. another valuation technique that is consistent with the principles of ASC 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this ASC update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendment also clarifies that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

Amendment of Earnings Per Share Computations

In September 2009, the FASB issued ASU No. 2010-08, Earnings Per Share – Amendments to ASC 260-10-S99, which represents technical corrections to ASC 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company’s adoption of this update did not have a material impact on its consolidated financial position, results of operations or cash flows.

Amendment to Investments-Equity Method, Joint Ventures and Accounting for Equity Based Payments

In September 2009, the FASB issued ASU No. 2010-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity Based Payments to Non-Employees.  This Update represents a correction to ASC 323-10-S99-4, Accounting by an Investor for Stock Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company’s adoption of this update did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

Index

The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years ending after December 31, 2010.  The Company is still assessing the impact of this guidance but does not believe the adoption of this guidance will have a material impact on our financial statements.

Consolidation

In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (ASC 810).” The amendments to the consolidation requirements of ASC 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The deferral is effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167. Early application is not permitted. The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

Derivatives and Hedging - Scope Exception Related to Embedded Credit Derivatives

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (ASC 815) – Scope Exception Related to Embedded Credit Derivatives. This ASU removes a scope exception, and an entity that has a beneficial interest in securitized financial assets that includes a credit derivative feature must evaluate that feature for bifurcation from the host financial asset in accordance with the guidance at ASC 815. ASU 2010-11 is effective at the beginning of a reporting entity’s first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of an entity’s first fiscal quarter beginning after March 5, 2010. The adoption of ASU 2010-11 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Compensation - Stock Compensation

ASU No. 2010-13 was issued in April 2010, and amends and clarifies ASC 718 with respect to the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The adoption of this amendment to ASC 718 did not have a material impact of the Company’s financial position, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Index

Note 3 – Inventories

Inventory consists of finished goods and raw material as follows:

	June 30, 2010	March 31, 2010
	(Unaudited)

Finished goods	$215,165	$68,257
Raw material	64,887	211,865
	$280,052	$280,122

Note 4 – Property, Plant and Equipment

At June 30, 2010 and March 31, 2010 property, plant and equipment and computers consisted of the following:

	June 30, 2010	March 31, 2010
	(Unaudited)

Property and plant	$1,452,146	$1,452,146
Equipment and computers	858,328	858,328
Less accumulated depreciation	(605,111)	(562,829)
Net property, plant and equipment	$1,705,363	$1,747,645

During the three months ended June 30, 2010 and 2009 depreciation expense was $42,282 and $43,386, respectively.

Note 5 – Intangible Assets and Goodwill

Intangible assets consist of technology of production and license rights under the Environmental Protection Agency to market one of the products acquired in the acquisition of White Sands, L.L.C. on March 31, 2006. The Company is amortizing this asset over its estimated useful life of seven years on a straight line basis. For the three months ended June 30, 2010 and 2009 amortization was $31,681 in each period. The customer relationships are primarily the value of the purchased business relationships acquired as part of the purchase by Lumea of the staffing business on March 1, 2009.  The amortization period of this intangible is 5 years. For the period ended June 30, 2010 and 2009 the amortization expense was $178,820 and $164,651, respectively.

Index

Intangible assets subject to amortization:

	Weighted	June 30, 2010
	Average	Gross Carrying	Accumulated		Net Carrying
	Useful Life	Amount	Amortization		Amount

Intangible assets subject to amortization:
EPA licenses	7 years	$887,055	$538,569		$348,486
Customer relationships	5 years	3,663,692	910,853		2,752,839
		$4,550,747	$1,449,422		$3,101,325

Goodwill not subject to amortization:
Goodwill:
Goodwill		$4,624,671	$–		$4,624,671
		$4,624,671	$–		$4,624,671

	Weighted	March 31, 2010
	Average	Gross Carrying	Accumulated		Net Carrying
	Useful Life	Amount	Amortization		Amount

Intangible assets subject to amortization:
EPA licenses	7 years	$887,055	$506,889		$380,166
Customer Relationships	5 years	3,579,391	732,033		2,844,358
		$4,463,446	$1,238,922		$3,224,524

Goodwill not subject to amortization:
Goodwill:
Goodwill		$8,979,822	$4,355,151	(1)	$4,624,671
		$8,979,822	$4,355,151		$4,624,671
_______________
(1)	Impairment valuation.

Index

The scheduled amortization to be recognized over the next five years is as follows:

June 30, 2011	$842,004
June 30, 2012	$842,004
June 30, 2013	$810,318
June 30, 2014	$606,999

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following as of June 30, 2010 and March 31, 2010:

	June 30, 2010	March 31, 2010

Accrued contingent liabilities	$1,278,151	$1,278,151
Accrued penalties and interest	3,447,966	2,629,271
Other accrued expenses and workmen’s compensation claims	994,694	955,515
	$5,720,811	$4,862,937

Note 7 – Accrued Payroll, Taxes and Benefits

Accrued payroll, taxes and benefits was $9,557,398 and $9,400,058 at June 30, 2010 and March 31, 2010, respectively.

Subsidiaries of the Company are delinquent in the payment of their payroll tax liabilities with the Internal Revenue Service and various states.  As of June 30, 2010, unpaid payroll taxes total $8,834,695.   The Company has estimated the related penalties and interest at approximately $1,738,154 through June 30, 2010, which are included in accrued liabilities at June 30, 2010.  The estimated penalties and interest liability could be subject to material revision in the future.  The Company has entered into an interim agreement with the Internal Revenue Service through October, 2010 after which the payment terms will be reevaluated. Current terms call for payments of the $50,000, $75,000 and $75,000 for the months of August through October, the Company expects to meet these obligations and keep current tax obligations current. The Company expects to negotiate a subsequent payments schedule after evaluation of the projected cash flows from operations.

Index

Note 8 – Notes and Contracts Payable

As of June 30, 2010 and March 31, 2010 notes and contracts payable consist of the following:

	June 30,	March 31,
	2010	2010

Revolving line of credit against factored Lumea receivables (2)	$1,712,658	$2,011,018
Bank loans, payable in installments	331,065	340,657
Mortgage loan payable, monthly payments of principal and interest at 3 month LIBOR plus 4.7% (1)	790,683	790,683
Payments due seller of XenTx Lubricants	254,240	254,240
Loan from Dyson	60,000	60,000
Notes payable	1,254,709	1,336,692
Loans from individuals, due within one year	768,351	778,656
Purchase note payable	1,575,723	1,574,555
Purchase note 1	4,805,568	4,805,568
Purchase note 2	1,990,738	2,025,367

Total	13,543,735	13,977,436
Less current portion	10,645,972	11,014,332

Long-term debt	$2,897,763	$2,963,104
____________
(1)	In conjunction with the acquisition of Dyson, the mortgage became payable as a result of the change of control of that company. The Company is in the process of refinancing the property.
(2)	The Company maintains a $7 million line of credit relating to its factored accounts receivable.

Bank Loans consist of two loans that became due in the first quarter of 2009; these loans are secured by receivables, inventory and equipment in Durant, Oklahoma.  The loan has been extended through December, 2010. The Company is working to replace these loans and has arranged a payment schedule to retire these loans. The Mortgage Loan Payable has matured as a result of the change in control of the operations in Durant.  The Company continues to make principal and interest payments while the Company obtains a replacement loan on the property.  Interest is reset quarterly at Libor plus 4.7%.

The amounts due sellers bear interest at a rate of 8.0% and are due October 31, 2010.

Certain notes are in default and have been included as current at June 30, 2010.  Notes payable in default includes the loan from Shelter Island Opportunity Fund with interest at 12.25% per annum and secured by the plant and equipment in Durant, Oklahoma.

Substantially all of the staffing receivables are pledged as collateral for the revolving line of credit.  At June 30 and March 31, 2010, the Company had pledged receivables of $2,195,621 and $2,488,760, respectively.  In addition, Purchase Notes 1 and 2 are secured by all of the business assets of Lumea.

Index

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

2012	$120,586
2013	$105,667
2014	$2,029,945
2015	$36,046
Thereafter	$605,519

Substantially all of the Company’s assets are pledged as collateral for our debt obligations at March 31, 2010.

The Company was in default on $1,574,723 under the Purchase Note Payable, litigation has commenced and the parties are in negotiations to settle this obligation for a reduced amount payable over the next several years. The Company has commenced litigation against the sellers of the staffing business to the Company in March, 2009. The litigation seeks to rescind the purchase and other equitable relief and the Company has stopped making scheduled payments on the Purchase note 1 ($4,805,568) and Purchase note 2 ($1,990,738) and does not intend to make future payments on these notes. The Company has included the Purchase note 1 note in the due within one year pursuant to generally accepted accounting principles (GAAP). The Company has received a garnishment from the ACE with respect to the payments on the Purchase note 1 seeking payment of the amounts due under the note for obligations of the seller.  The Company has resisted these claims and is pursuing its rights through the courts.  Substantially all of Purchase note 2 represents potential payments to third party taxing authorities under the successor liability statutes of various states and the Company may be forced to make these payments thereon to maintain its licenses in those states. The litigation is seeking restitution of any such amounts paid under these obligations. Other notes have been modified during the year changing the maturity date and restructuring the payment structure.

Note 9 – Income Taxes

Provision/benefit for income taxes for the periods ended June 30, 2010 and 2009 consisted of the follows:

	For the three months ended June 30,
	2010	2009

Federal income tax benefit	$549,544	$819,152
State income taxes	112,624	180,452
Total	662,168	999,604
Valuation allowance	(662,168)	(999,604)
Net tax provision/benefit	$–	$–

Index

Through June 30, 2010, we recorded a valuation allowance of $12,143,010 against deferred income tax assets primarily associated with tax loss carry forwards. Our significant operating losses experienced in prior years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.  For the quarters ended June 30, 2010 and 2009 we recognized $662,168 and $999,604 respective of the valuation allowance to offset the provision for income taxes for this period.

We have net operating loss carry forwards of approximately $28,288,851. Our net operating loss carry forwards will expire between 2025 and 2031.

Future realization of the net operating losses is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 34% Federal income tax rate. The Federal net operating losses expire as follows:

Expiration	Amount

2025	$1,524,541
2026	5,132,298
2027	3,052,902
2028	2,251,029
2029	2,295,008
2030	12,416,768
2031	1,616,305
Total	$28,288,851

The Company is subject to various state income tax laws.  The carryover of net operating losses in the various states range from five (5) years to fifteen (15) years based on the actual business activities within each state.

Note 10 – Fair Value Measurements

The Company adopted ASC 820-10 as of April 1, 2010.  ASC 820-10 applies to certain assets and liabilities that are being measured and reported on a fair value basis. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements.  This ASC enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. ASC 820-10 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1:  Quoted market prices in active markets for identical assets or liabilities.

Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:  Unobservable inputs that are not corroborated by market data.

Index

The Company records liabilities related to its derivative liability  (See Note 11 – Derivative Financial Instruments) and the cashless warrant liability, both consisting of warrants and options outstanding,  at their fair market values as provided by ASC 820-10.

The following table provides fair market measurements of the derivative liability and cashless warrant liability as of June 30, 2010:

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)

Warrant liabilities	$110,104
Cashless warrant liability	3,604
$113,708

The change in fair market value of the derivative liability and cashless warrant liability is included in interest expense in the Consolidated Statements of Operations.

The following table provides a reconciliation of the beginning and ending balances of the derivative liability and cashless warrant liability as of June 30, 2010:

	Warrant Liability	Cashless Warrant Liability	Total

Beginning balance April 1, 2010	$251,715	$10,496	$262,211
Change in fair market value of derivative liability and cashless warrant liability	(141,611)	(6,892)	(148,503)
Ending balance June 30, 2010	$110,104	$3,604	$113,708

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other short-term liabilities.

Note 11 – Convertible Debt

The Company entered into a Convertible Loan Agreement which also entitled the lenders to warrants and to convert the loans, at their option, to common stock of the Company. The debt is convertible at a rate of 50% of the then current market price at the time of conversion. At June 30, 2010, the value of the 6% Convertible Notes, with interest quarterly, was as follows:

Index

Maturity	Face Amount	Conversion Derivative	Balance

April 28, 2009 (Matured)	$327,050	$327,050	$654,100
August 17, 2009	700,000	700,000	1,400,000
October 28, 2009	300,000	300,000	600,000
November 10, 2009	1,200,000	1,200,000	2,400,000
Total	$2,527,050	$2,527,050	$5,054,100

Interest expense for the quarter ended June 30, 2010 and 2009 was $93,440 and $34,505, respectively.

The notes have matured and the conversion features have expired.  These loans are subordinate to the Shelter Island Opportunity Fund (“SIOF”) loan, which prevents collection or enforcement without either the full payment of the SIOF loans or the consent of that loan holder.  The Company is attempting to negotiate an agreeable settlement with the convertible note holders for a loan extension and fixed payment terms over several years.

Note 12 – Derivative Financial Instruments

In connection with various financings through November 10, 2006, the Company has issued warrants to purchase shares of common stock in conjunction with the convertible notes to purchase 12,000,000 shares of common stock at an exercise price of $2.50 per share. The Company also issued warrants to a broker in the transaction for the exercise of 70,000 shares of common stock at an exercise price of $2.50. These warrants expire if not exercised at various dates in 2013 through November 10, 2013. At June 30, 2010, all of the 12,000,000 warrants have been issued entitling the lender to one share for each warrant at an exercise price of $2.50 per share.

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

In addition, in conjunction with financings, purchases and consulting transactions, between April 1, 2007 and March 31, 2009 the Company issued additional warrants, net of expirations, to purchase 8,725,000 shares of the Company’s common stock at exercise prices between $0.75 and $2.50 per share.  No warrants have been exercised.

At June 30, 2010 there were 18,225,000 shares subject to warrants at a weighted average exercise price of $1.95.

Exercise Price	Number of Shares Subject to Outstanding Warrants and Options and Exercisable	Weighted Average Remaining Contractual Life (years)

$ 0.75	5,775,000	2.00
$ 2.50	12,450,000	3.01
	18,225,000

Index

In addition to the spot price of the stock and remaining term of the warrant, other factors used in the binomial model included in the analysis at June 30, 2010 were the volatility of 230.9%, risk free rate of between 0.32% and 2.42% and a dividend rate of $0 per period.

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

Lease Commitments

The Company has lease agreements for office space in Scottsdale, Arizona and for 26 offices throughout the United States. The remaining lease commitment for the two Scottsdale offices are 3 and 5 years and the other offices are year to year or month-to-month. The following table sets forth the aggregate minimum future annual lease commitments at June 30, 2010 under all non-cancelable leases for the twelve months June 30:

2011	$231,083
2012	180,450
2013	70,928
2014	60,000
2015	60,000
Thereafter	30,000
$632,461

Lease expense for the quarters ended June 30, 2010 and 2009 were $125,320 and $146,614, respectively.  The total of all scheduled lease payments, assuming all locations are continued at the same rates, is $332,466 per year.

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

Index

Note 14 – Company Stock

Preferred Stock

At June 30, 2010, the Company had 1,000,000 shares of $0.001 par value authorized and no outstanding or issued shares.

Common Stock

At June 30, 2010, the Company had 250,000,000 shares authorized of $0.001 par value common stock, of which issued and outstanding shares were 149,774,239.

During the first quarter ended June 30, 2010, the Company issued an aggregate of 2,443,947 common shares for services to consultants and for interest payments recognizing an aggregate addition to stockholders’ equity of $52,301 based on the market price of the stock at the date of the agreements.

Warrants

No warrants have been exercised.

At June 30, 2010 the status of the outstanding warrants is as follows:

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

The warrants have no intrinsic value at June 30, 2010.

Index

Stock Options

At June 30, 2010, the Company had one stock option plan under which grants were outstanding. The stock options outstanding are for grants issued under the Company’s 2007 Stock Incentive Plan.

The 2007 Stock Incentive Plan

During the fiscal year ended March 31, 2008, the Company adopted a stock option plan, entitled the “2007 Incentive Plan” (the “2007 Plan”), under which the Company may grant options to purchase up to 20,000,000 shares of common stock.

The 2007 Plan is administered by the Board of Directors or a Committee of the Board of Directors which has the authority to determine the persons to whom the options may be granted, the number of shares of common stock to be covered by each option grant, and the terms and provisions of each option grant. Options granted under the 2007 Plan may be incentive stock options or non-qualified options, and may be issued to employees, consultants, advisors and directors of the Company and its subsidiaries. The exercise price of options granted under the 2007 Plan may not be less than the fair market value of the shares of common stock on the date of grant, and may not be granted more than ten years from the date of adoption of the plan or exercised more than ten years from the date of grant.  At June 30, 2010, there are no non-vested options outstanding.

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

Index

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

Diluted income (loss) earnings per common share adjusts basic income (loss) per common share for the effects of convertible securities, stock options, warrants and other potentially dilutive financial instruments only in periods in which such effect is dilutive. No instruments were dilutive at June 30, 2010 or 2009. The diluted income (loss) per common share excludes the dilutive effect of approximately 24,409,750 and 25,690,000 warrants and options at June 30, 2010 and 2009, respectively, since such warrants and options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods.

Note 16 – Subsequent Events

Subsequent to June 30, 2010 the Company issued 1,300,000 shares of common stock to employees and a consultant and recognized expense based on the then currently quoted price of the stock.

Management performed an evaluation of Company activity through August 23, 2010, the date the unaudited consolidated financial statements were issued.  The Company concluded that there are no other significant subsequent events requiring disclosure.

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

Index

There have been no significant intersegment sales or costs.

Green Planet’s business is conducted through separate legal entities that are wholly owned subsidiaries.  Each entity has a specific set of business objectives and line of business.

The Company analyzes the result of the operations of the individual entities and the segments. Green Planet does not allocate income taxes and unusual items to the segments. The segment information for the three months ended June 30, 2010 and June 30, 2009 are presented below.

	Additives &		Corporate
June 30, 2010	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$342,987	$9,682,610	$–	$10,025,597
Depreciation and amortization	64,350	188,432	–	252,782
Interest expense	21,399	782,357	124,367	928,123
Loss before income taxes	(72,396)	(1,349,421)	(556,857)	(1,978,674)
Net loss	(72,396)	(1,349,421)	(556,857)	(1,978,674)

Balance sheet information:
Total assets	2,310,927	10,827,832	391,801	13,530,560
	Additives &		Corporate
June 30, 2009	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$584,233	$16,113,671	$–	$16,697,904
Depreciation and amortization	67,050	172,677	–	239,717
Interest expense	174,735	434,091	1,246,375	1,855,201
Loss before income taxes	(353,260)	(1,638,513)	(2,119,958)	(4,111,731)
Net loss	(353,260)	(1,638,513)	(2,119,958)	(4,111,731)

Balance sheet information:
Total assets	4,374,163	16,005,917	3,131,076	23,511,156

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Such forward-looking statements encompass our beliefs, expectations, hopes or intentions regarding future events. Words such as “expects,” “believes,” “anticipates,” “should,” and “likely” also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risks Related to Existing and Proposed Operations.” All subsequent written and oral forward-looking statements attributable to GPG or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report. For a more detailed discussion of these and other factors that could cause actual results to differ from those contained in the forward-looking statements, see the company’s annual report on Form 10-K filed with the Securities and Exchange Commission which includes our financial statements for the year ended March 31, 2010.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Green Planet Group, Inc., our operations and our business environment. MD&A is provided as a supplement to (and should be read in conjunction with) our Financial Statements and accompanying notes.

Index

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the three months ended June 30, 2010 and 2009 as a percentage of net sales:

	2010	2009

NET SALES	100.0%	100.0%

COST OF SALES	84.6%	88.2%

GROSS PROFIT	15.4%	11.8%

OPERATING EXPENSES
Selling, general and administrative	24.2%	21.4%
Depreciation and amortization	2.5%	1.4%
Allowance for bad debts	0.0%	2.5%

TOTAL OPERATING EXPENSES	26.7%	25.4%

INCOME/(LOSS) FROM OPERATIONS	(11.3)%	(13.5)%

Other income (expense)	0.8%	0.0%
Interest expense	(9.3)%	(11.1	) %

LOSS BEFORE INCOME TAXES	(19.7)%	(24.6)%
Income tax benefit	0.0%	0.0%

NET LOSS	(19.7)%	(24.6)%

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

Net Sales: Net Sales decreased from $16,697,904 in 2009 to $10,025,597 in 2010 or a decrease of  $6,672,307. This represents a decrease  of 40% over the same period a year earlier. This decrease was due to our termination of clients that refused to adhere to safety standards, the economy in general and interference by former employees in the operations of the Company’s business.

Gross Margin: Gross Margin increased from 11.8% to 15.4%  an increase of 30.4%. This was due to the termination of non-compliant clients and the economic impact on low margin clients that have been terminated.

Selling, General and Administrative Expenses: The Company decreased  its SG&A from $3,580,636 to $2,428,050 or a decrease of 32.2%, reflecting operational measures to reduce overhead, close unprofitable locations and achieve greater efficiency of staff.

Depreciation and Amortization: The increase in the depreciation and amortization was due to the additional staffing acquisitions in 2010 which accounted for all of the increase.

Allowance for Bad Debts:   The allowance for bad debts in 2009 was attributable to the staffing segment and the filing of bankruptcy by two of its clients which made the collection of their outstanding amounts uncertain. There were no increases in the allowance for bad debts for the quarter ended June 30, 2010 reflecting an improvement of 2.5% of revenue versus the prior year.

Index

Interest Expense: Interest expense decrease by 50.0% over the interest expense for the prior year in part due to the decrease in derivative valuations and offset by the increase in default interest on certain loans and penalties and interest on the amounts due Federal and state authorities for payroll tax liabilities.

IMPACT OF INFLATION

Inflation has not had a material effect on our results of operations.  We expect the cost of petroleum base products to track the increase and decrease in the worldwide oil prices.

SEASONALITY

The seasons of the year have no material impact on the Company’s fuel efficiency/emission reducing products or services but it does have an impact on both revenues and margin of our staffing companies. Revenues are generally lowest in the first calendar quarter and largest in the third calendar quarter.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

We have experienced net losses for the three months ended June 30, 2010 and 2009 and negative cash flows from operations of $112,809 for the period ended June 30, 2010. The aggregate net losses for the last two fiscal years aggregated $15,687,606 and $2,696,277, respectively. For the three months ended June 30, 2010 the net loss was $1,978,674 with aggregate contributing non-cash factors of depreciation, amortization, bad debts, share based payments and derivation valuation factors of $189,770 for the quarter compared to the prior year quarter of $2,119,105. We have funded our operations to date by borrowings from third parties and investors. In the June 30, 2010 quarter we issued $52,301 of common stock to services and interest. The inability of the Company to raise capital through the private sale of common stock or through the issuance of debt instruments at acceptable prices and in a timely manner will have a negative impact on the results of operations and viability of the Company.

As a result, the Company’s independent registered public accounting firm has issued a going concern opinion on the Company’s consolidated financial statements for the year ended March 31, 2010 contained in our Form 10-K filed with the Securities and Exchange Commission.

Substantially all of the Company’s assets are pledged as collateral for our debt obligations at March 31, 2010.

The Company was in default on $1,574,723 under the Purchase Note Payable, litigation has commenced and the parties are in negotiations to settle this obligation for a reduced amount payable over the next several years. The Company has commenced litigation against the sellers of the staffing business to the Company in March, 2009. The litigation seeks to rescind the purchase and other equitable relief and the Company has stopped making scheduled payments on the Purchase note 1 ($4,805,568) and Purchase note 2 ($1,990,738) and does not intend to make future payments on these notes. The Company has included the Purchase note 1 note in the due within one year pursuant to generally accepted accounting principles (GAAP). The Company has received a garnishment from the ACE with respect to the payments on the Purchase note 1 seeking payment of the amounts due under the note for obligations of the seller.  The Company has resisted these claims and is pursuing its rights through the courts.  Substantially all of Purchase note 2 represents potential payments to third party taxing authorities under the successor liability statutes of various states and the Company may be forced to make these payments thereon to maintain its licenses in those states. The litigation is seeking restitution of any such amounts paid under these obligations. Other notes have been modified during the year changing the maturity date and restructuring the payment structure.

Index

At June 30, 2010, the Company does not have any significant commitments for capital expenditures.  The Company is discussing with potential customers the manufacturing and delivery logistics and depending on the results of such negotiations, the Company may be required to expand its manufacturing capabilities.  We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease arrangements for our corporate facilities and short-term purchase order commitments to our suppliers.

At June 30, 2010, the Company does not have any significant commitments for capital expenditures.  The Company is discussing with potential customers the manufacturing and delivery logistics and depending on the results of such negotiations, the Company may be required to expand its manufacturing capabilities.  We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease arrangements for our corporate facilities and short-term purchase order commitments to our suppliers.

At June 30, 2010, the Company’s aggregate of accounts payable, accrued liabilities and notes due within one year has increased by $477,676 from $26,526,566 at March 31, 2010.  These obligations together with operating costs will have to be funded from operations and additional funding from debt and equity offerings.

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

Index

Cash Equivalents – The Company invests its excess cash in short-term investments with various banks and financial institutions. Short-term investments are cash equivalents, as they are part of the cash management activities of the company and are comprised of investments having maturities of three months or less when purchased.

Allowance for Doubtful Accounts – The Company provides an allowance for doubtful accounts when management estimates collectability to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $2,034,760 at June 30, 2010 and March 31, 2010, respectively.

Inventories – Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out (FIFO) method. Obsolete or abandoned inventories are charged to operations in the period that it is determined that the items are no longer viable sales products.

Property, Plant, and Equipment – Plant and equipment are carried at cost. Repair and maintenance costs are charged against operations while renewals and betterments are capitalized as additions to the related assets. The Company depreciates its plant and equipment and computers on a straight line basis. Estimated useful life of the plant is 31 years and the equipment ranges from 3 to 10 years.

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

Goodwill – Goodwill represents the excess of the purchase price over the fair value of the net assets acquired by Lumea. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. The Company performs an annual impairment test each year and in the event that facts and circumstances indicate that goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required. The Company’s testing approach will utilize a discounted cash flow analysis to determine the fair value of its reporting units for comparison to their corresponding book values.  If the book value exceeds the estimated fair value for a reporting unit, a potential impairment is indicated. ASC 350-10 and ASC 360-10 proscribes the approach for determining the impairment amount, if any.  During the year ended March 31, 2010 the Company recognized an impairment loss of $4,355,151 in conjunction with goodwill valuation for the period.

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

Index

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

Derivative Financial Instruments – The Company accounts for derivative instruments and debt instruments in accordance with the interpretative guidance of ASC 815 which codified SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), and associated pronouncements related to the classification and measurement of warrants and instruments with conversion features. It is necessary for the Company to make certain assumptions and estimates to value derivatives and debt instruments.

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

Components of Cost of Sales – Cost of sales is comprised of raw material costs including freight and duty, inbound handling costs associated with the receipt of raw materials, contract manufacturing costs, third party bottling and packaging, maintenance and storage costs, plant and engineering overhead allocation, terminals and other warehousing costs, and handling costs. The components of cost of sales of the staffing business are primarily the personnel costs of labor, payroll taxes, and other direct costs of maintaining employees.

Selling Expenses – Included in selling and general administrative expenses are the commission expenses for both employees and outside sales representatives ranging from 1.5% to 11.5% per dollar of sales. Our staffing sales representatives are paid a commission on new sales.  The Company expends significant amounts to advertise and distinguish its products from those of its competitors through the use of in-store advertising, printed media, internet and broadcast media.   Advertising expenses for the three months ended June 30, 2010 and 2009 were $10,005 and $592, respectively.

Index

Research, Testing and Development – Research, testing and development costs are expensed as incurred. There was no research and development expenses during the three months ended June 30, 2010 and 2009. Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition.

Income Taxes – We provide for income taxes in accordance with ASC 740-10 (formerly SFAS No. 109, “Accounting for Income Taxes.”) that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of June 30, 2010 and 2009.

Concentrations of Credit Risks – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. With respect to accounts receivable, such receivables are primarily from customers located in the United States. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition.  At June 30, 2010 and 2009, the amounts due from foreign distributors were $1,363,756 and $1,363,756, which represent 0% and 13.7% of net accounts receivable, respectively, after the Company had recognized prior allowance for doubtful accounts aggregating $1,363,756 and $681,000 at June 30, 2010 and 2009, respectively. The staffing business had two customers that accounted for approximately 13.3% and 12.3% of gross sales for the three months ended June 30, 2010. In the staffing business, customer volume fluctuates with the seasons, the customers’ lines of business and other factors.

Stock-Based Compensation

We account for stock-based awards to employees and non-employees using the accounting provisions of ASC 718-10 (formerly the Statement of Financial Accounting Standards (“SFAS”) No. 123 - Accounting for Stock-Based Compensation and SFAS No. 123(R) which revised SFAS No. 123 which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Shares of common stock issued in connection with acquisitions are also recorded at their estimated fair values based on the Hull-White enhanced US ASC 718-10 standard. The standard establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The statement also requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.

Index

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

On April 1, 2010, the Company adopted ASC 260-10-45, Earnings per Share - Overall - Other Presentation Matters, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards.  ASC 260-10-45 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  The adoption of ASC 260-10-45 does not have a material impact on the Company’s financial statements.

Segment Information

We operate in two industry segments, the development, manufacture and sale of private and commercial vehicle energy efficient enhancement products and employee staffing services. The enhancement products are designed to extend engine life, promote fuel efficiency and reduce emissions. These products are being marketed by the Company and sales were predominantly in the United States of America, Canada, Mexico and Nigeria.  The staffing segment was added on March 1, 2009 and provides staffing services primarily to the light industrial segment of the economy.  During the three months ended June 30, 2010, the states of AZ, CA, FL and IL accounted for 87% of gross sales.

Litigation – The Company is and may become a party in routine legal actions or proceedings in the ordinary course of its business. Management does not believe that the outcome of these routine matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Environmental – The Company’s enhancement products and related operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company must devote substantial financial resources to ensure compliance, and it believes that it is in substantial compliance with all the applicable laws and regulations.

Index

New  Accounting Pronouncements:

Transfers of Financial Assets

In June 2009, the FASB amended ASC 860-10 by the codification of SFAS No. 166, “Accounting for Transfers of Financial Assets,” which was codified on December 23, 2009 in ASU No. 2010-16.  This requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This amendment will improve the relevance, representation faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. It will also take into account the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement. ASC 860-10 is effective for annual periods beginning after November 15, 2009.  This statement is effective for the Company beginning April 1, 2010 and did not have a material impact on the financial statements.

Amendments to Fair Value Measurement

In August 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2010-05, Fair Value Measure and Disclosure Topic 820 – Measuring Liabilities at Fair Value, which provides amendments to ASC 820-10, Fair Value Measurement and Disclosures – Overall, for the fair measure of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:  1. a valuation technique that uses: a. the quoted price of the identical when traded as an asset, b. quoted prices of similar liabilities or similar liabilities when traded as assets, 2. another valuation technique that is consistent with the principles of ASC 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this ASC update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendment also clarifies that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

Amendment of Earnings Per Share Computations

In September 2009, the FASB issued ASU No. 2010-08, Earnings Per Share – Amendments to ASC 260-10-S99, which represents technical corrections to ASC 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company’s adoption of this update did not have a material impact on its consolidated financial position, results of operations or cash flows.

Index

Amendment to Investments-Equity Method, Joint Ventures and Accounting for Equity Based Payments

In September 2009, the FASB issued ASU No. 2010-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity Based Payments to Non-Employees.  This Update represents a correction to ASC 323-10-S99-4, Accounting by an Investor for Stock Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company’s adoption of this update did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years ending after December 31, 2010.  The Company is still assessing the impact of this guidance but does not believe the adoption of this guidance will have a material impact on our financial statements.

Consolidation

In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (ASC 810).” The amendments to the consolidation requirements of ASC 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The deferral is effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167. Early application is not permitted. The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

Index

Derivatives and Hedging - Scope Exception Related to Embedded Credit Derivatives

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (ASC 815) – Scope Exception Related to Embedded Credit Derivatives. This ASU removes a scope exception, and an entity that has a beneficial interest in securitized financial assets that includes a credit derivative feature must evaluate that feature for bifurcation from the host financial asset in accordance with the guidance at ASC 815. ASU 2010-11 is effective at the beginning of a reporting entity’s first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of an entity’s first fiscal quarter beginning after March 5, 2010. The adoption of ASU 2010-11 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Compensation - Stock Compensation

ASU No. 2010-13 was issued in April 2010, and amends and clarifies ASC 718 with respect to the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The adoption of this amendment to ASC 718 did not have a material impact of the Company’s financial position, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s President who serves as its principal executive officer and the Chief Financial Officer who serves as the principal financial and accounting officer are responsible for establishing and maintaining disclosure controls and procedures for the Company as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President who also acts as our principal financial and principal accounting officer, to allow timely decisions regarding required disclosure.

Index

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

Under the supervision and with the participation of our management, including our President who serves as our principal executive officer and Chief Financial Officer who serves as our principal financial and accounting officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the period ended June 30, 2010 (the “Evaluation Date”). As of the Evaluation Date, the Company’s President and Chief Financial Officer concluded that the Company maintained disclosure controls and procedures that were not effective, because of the material weaknesses identified, in providing reasonable assurance that information required to be disclosed in it reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.  Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

Management’s Remediation Initiatives

Subsequent to June 30, 2010, management has implemented or is implementing the following procedures to address the material weakness noted above:

●	Review and authorization by senior management of all disbursements and transfers;
●	Identify and hire additional staff independent of the accounting functions to perform the cash management functions; and
●	Review and authorization by senior management of all manual journal entries posted to the system and supporting detail for such entries.

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

Index

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN PLANET GROUP, INC. (Registrant)

Date: August 23, 2010	/s/ Edmond L. Lonergan
Edmond L. Lonergan President and Chief Executive Officer

Date: August 23, 2010	/s/ James C. Marshall
James C. Marshall Chief Financial Officer