Form 10-Q
period 2010-09-30
GREEN PLANET GROUP, INC.
filed 2010-11-23
CIK 1372533

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  151,074,239 shares of common stock, par value $0.001, issued and outstanding as of November 17, 2010.

Index

INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Green Planet Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	March 31,
	2010	2010
ASSETS	(Unaudited)

Current Assets:
Cash	$134,410	$880,808
Accounts receivable, net of allowance for doubtful accounts	3,452,023	3,330,736
Inventory	267,437	280,122
Prepaid expenses	366,848	476,169
Total Current Assets	4,220,718	4,967,835
Property, plant and equipment, net of accumulated depreciation	1,666,415	1,747,645
Other Assets:
Other assets	627,193	570,426
Intangible assets	2,889,009	3,224,524
Goodwill	4,522,616	4,624,671
Total Other Assets	8,038,818	8,419,621
Total Assets	$13,925,951	$15,135,101

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities:
Accounts payable	$1,459,928	$1,249,239
Accounts payable - Affiliates	520,550	273,555
Accrued liabilities	3,982,641	4,862,937
Accrued payroll, taxes and benefits	2,592,868	9,400,058
Cashless warrant liability	7,344	10,496
Notes payable and amounts due within one year	7,240,914	11,014,332
Convertible notes payable	5,054,100	5,054,100
Derivative liability	232,513	251,715
Total Current Liabilities	21,010,858	32,116,432
Long term tax contracts payable	11,810,783	–
Notes payable due after one year	5,757,035	2,963,104
Total Liabilities	38,658,676	35,079,536
Stockholders’ Equity/(Deficit)
Preferred Stock, $0.001 par value, 1,000,000 authorized; no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 250,000,000 authorized, issued and outstanding 151,074,239 and 147,330,292 at September 30, 2010 and March 31, 2010, respectively	151,074	147,330
Additional paid-in capital	16,242,148	16,180,591
Accumulated deficit	(41,125,947)	(36,272,356)
Total Stockholders’ Equity/(Deficit)	(24,732,725)	(19,944,435)
Total Liabilities and Stockholders’ Equity/(Deficit)	$13,925,951	$15,135,101

See accompanying notes to these consolidated financial statements.

Index

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenue:
Sales, net of returns and allowances	$10,310,450	$16,406,810	$20,336,047	$33,104,714
Cost of sales	8,687,711	14,280,181	17,166,200	29,001,700
Gross Profit	1,622,739	2,126,629	3,169,847	4,103,014

Operating Expenses:
Selling, general and administrative	1,707,261	3,900,241	4,135,311	7,480,876
Depreciation and amortization	252,783	239,455	505,565	479,173
Allowance for bad debts	–	56,500	–	470,570
Research and development	–	13,094	–	13,094

Total Operating Expenses	1,960,044	4,209,290	4,640,876	8,443,713

Loss From Operations	(337,305)	(2,082,661)	(1,471,029)	(4,340,699)

Other Income and (Expense):
Other income/(expense)	397	(17)	83,570	1,492
Interest expense	(2,538,009)	532,844	(3,466,132)	(1,322,358)
Loss before provision for income taxes	(2,874,917)	(1,549,834)	(4,853,591)	(5,661,565)
Provision for/(Benefit of) income taxes	–	–	–	–

Net Loss	$(2,874,917)	$(1,549,834)	$(4,853,591)	$(5,661,565)

Loss per share:
Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.05)
Weighted average shares outstanding	150,982,935	128,046,715	149,486,262	124,867,997

See accompanying notes to these consolidated financial statements.

Index

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity/(Deficit)
(Unaudited)

	Common		Additional	Accumulated
	Shares	Common Stock	Paid-in Capital	Deficit	Total

Balance March 31, 2009	117,440,764	$117,441	$14,590,073	$(20,584,750)	$(5,877,236)

Shares issued for cash	4,380,000	4,380	115,620	–	120,000
Shares issued for acquisition and payables	2,846,234	2,846	148,262	–	151,108
Shares issued for services of consultants and others	6,656,182	6,656	415,294	–	421,950
Shares issued for interest expense	164,764	165	15,835	–	16,000
Stock option expense	–	–	201,299	–	201,299
Net loss for the six months ended September 30, 2009	–	–	–	(5,661,565)	(5,661,565)
Balance September 30, 2009	131,487,944	$131,488	$15,486,383	$(26,246,315)	$(10,628,444)

Balance March 31, 2010	147,330,292	$147,330	$16,180,591	$(36,272,356)	$(19,944,435)

Shares issued for services of consultants and others	2,165,000	2,165	28,136	–	30,301
Shares issued for interest payments	1,578,947	1,579	33,421	–	35,000
Net loss for the six months ended September 30, 2010	–	–	–	(4,853,591)	(4,853,591)
Balance September 30, 2010	151,074,239	$151,074	$16,242,148	$(41,125,947)	$(24,732,725)

See accompanying notes to these consolidated financial statements.

Index

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	September 30,	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(4,853,591)	$(5,661,565)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	505,565	479,173
Bad debt provision	–	470,570
Amortization of debt discount	(52,294)	99,175
Shares issued for services and interest	65,301	437,950
Stock option costs	–	201,299
Change in derivative valuation	(19,202)	96,936
Cashless warrant conversion	(3,152)	(10,298)
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(121,287)	(1,484,637)
Inventory	12,685	(19,161)
Prepaid expenses	76,131	129,819
Other assets	45,288	(11,123)
Accounts payable	81,116	194,792
Accounts payable - affiliates	246,995	(110,577)
Accrued liabilities	4,123,297	6,625,521
Cash provided (used) by operating activities	106,882	1,437,874

Investing Activities:
Capital expenditures	(3,335)	(1,220)
Cash provided (used) by investing activities	(3,335)	(1,220)

Financing Activities:
Repayment of debt	(979,487)	(842,099)
Net proceeds from issuance of common shares	–	120,000
Net cash provided (used) by financing activities	(979,487)	(722,099)

Net increase (decrease) in cash	(746,398)	714,555
Cash at beginning of period	880,808	470,288
Cash at end of period	$134,410	$1,184,843
(Continued)
See accompanying notes to these consolidated financial statements.

Index

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the six months ended
	September 30,	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$137,347	$769,985
Income taxes	$–	$–

Non Cash Activities:
Common stock issued for services, payable and interest	$(65,301)	$(619,058)
Common stock issued for services, payable and interest	3,744	9,667
Additional paid-in capital from conversion of note payable	61,557	609,391
	$–	$–

Reclass of accrued liabilities to long term contracts	$11,810,783	$–

See accompanying notes to these consolidated financial statements.

Index

Green Planet Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended September 30, 2010 and 2009 (Unaudited)

Note 1 – The Company

The Company – Green Planet Group, Inc.  (which is referred to herein together with its subsidiaries as “Green Planet,” “GPG,” “the Company,” “ we”, “us” or “our”), formerly EMTA Holdings, Inc. and before that Omni Alliance Group, Inc., was organized and incorporated in the state of Nevada. On March 31, 2006, we changed our name from Omni Alliance Group, Inc. to EMTA Holdings, Inc., and on May 22, 2009 we changed our name through merger with a wholly owned subsidiary to Green Planet Group, Inc. Our common stock now trades on the OTC-Bulletin Board market under the trading symbol “GNPG”.

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

Index

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

Cash Equivalents – The Company invests its excess cash in short-term investments with various banks and financial institutions. Short-term investments are cash equivalents, as they are part of the cash management activities of the company and are comprised of investments having initial maturities of three months or less when purchased.

Allowance for Doubtful Accounts – The Company provides an allowance for doubtful accounts when management estimates collectability to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $2,034,760 at September 30, 2010 and March 31, 2010, respectively.

Inventories – Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out (FIFO) method. Obsolete or abandoned inventories are charged to operations in the period that it is determined that the items are no longer viable sales products.

Index

Property, Plant, and Equipment – Plant and equipment are carried at cost. Repair and maintenance costs are charged against operations while renewals and betterments are capitalized as additions to the related assets. The Company depreciates its plant and equipment and computers on a straight line basis. Estimated useful life of the plant is 31 years and the equipment ranges from 3 to 10 years.

Intangible Assets – Intangible assets consist of an EPA license and customer relationships (including client contracts). For financial statement purposes, identifiable intangible assets with a defined life are being amortized using the straight-line method over the estimated useful lives of seven years for the EPA license and 5 years for the customer relationships. Costs incurred by the Company in connection with patent, trademark applications and approvals from governmental agencies such as the Environmental Protection Agency, including legal fees, patent and trademark fees and specific testing costs, are expensed as incurred. Purchased intangible costs of completed developments are capitalized and amortized over an estimated economic life of the asset, generally seven years, commencing on the acquisition date. Costs subsequent to the acquisition date are expensed as incurred.

Goodwill – Goodwill represents the excess of the purchase price over the fair value of the net assets acquired by Lumea. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. The Company performs an annual impairment test each year and in the event that facts and circumstances indicate that goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required. The Company’s testing approach will utilize a discounted cash flow analysis to determine the fair value of its reporting units for comparison to their corresponding book values.  If the book value exceeds the estimated fair value for a reporting unit, a potential impairment is indicated. ASC 350-10 and ASC 360-10 prescribes the approach for determining the impairment amount, if any.  At the March 31, 2010 year end the Company recognized an impairment loss of $4,355,151 in conjunction with goodwill valuation for the period.

Impairment of Long-Lived Assets – In accordance with ASC 360-10, the Company reviews long-lived assets, including, but not limited to, property and equipment, patents and other assets, for impairment annually or whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the sum of the expected future cash flows of an asset is less than its carrying value, an impairment measurement is required. Impairment charges are recorded to the extent that an asset’s carrying value exceeds fair value. Accordingly, actual results could vary significantly from such estimates.

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

Index

Derivative Financial Instruments – The Company accounts for derivative instruments and debt instruments in accordance with the interpretative guidance of ASC 815. It is necessary for the Company to make certain assumptions and estimates to value derivatives and debt instruments.

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

Provisions for sales discounts and rebates to customers are recorded, based upon the terms of sales contracts, in the same period the related sales are recorded, as a deduction to the sale. Sales discounts and rebates are offered to certain customers to promote customer loyalty and encourage greater product sales.  As a general rule, the Company does not charge interest on its accounts receivables and the accounts receivable are generally unsecured.

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

Selling Expenses – Included in selling, and general and administrative expenses are the commission expenses for both employees and outside sales representatives ranging from 1.5% to 11.5% per dollar of sales. Our staffing sales representatives are paid a commission on new sales.  The Company expends amounts to advertise and distinguish its products from those of its competitors through the use of in-store advertising, printed media, internet and broadcast media.   Advertising expenses for the three and six months ended September 30, 2010 and 2009 were $29,354 and $25,271, and $39,359 and $49,737, respectively.

Research and Development – Research and development costs are expensed as incurred. There was $13,094 of research and development expenses during the three and six months ended September 30, 2009. There was no research and development expense during the three months and six months ended September 30, 2010.  Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition.

Income Taxes – We provide for income taxes in accordance with ASC 740-10 that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of September 30, 2010 and March 31, 2010.

Index

Concentrations of Credit Risks – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. With respect to accounts receivable, such receivables are primarily from customers located in the United States. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition.  At September 30, 2010 and 2009, the amounts due from foreign distributors were $1,363,756 and $1,363,756, which represent 0% and 1.8% of net accounts receivable, respectively, after the Company had recognized prior allowance for doubtful accounts aggregating $1,363,756 and $1,267,123 at September 30, 2010 and 2009, respectively. At September 30, 2010, the staffing business had two customers that accounted for approximately 12.3% and 10.3% and 12.3% and 11.8% of gross sales for the three and six months then ended and for the same periods in 2009 had three customers that contributed greater than 10% of sales.  The percentages were 13.1%, 11.4%, 11.3%, 13.6%, 13.7% and 12.0%, respectively. In the staffing business, customer volume fluctuates with the seasons, the customers’ lines of business and other factors.

Stock-Based Compensation

We account for stock-based awards to employees and non-employees using the accounting provisions of ASC 718-10 which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Shares of common stock issued in connection with acquisitions are also recorded at their estimated fair values based on the Hull-White enhanced US ASC 718-10 standard. The standard establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The statement also requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.

Loss Per Share

Basic loss per share is calculated using the weighted average number of shares outstanding during the year. The Company has adopted ASC 260-10, Earnings per Share, and uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on loss per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. As the Company has incurred net losses since its inception, the stock options and warrants as disclosed in note 15 were not included in the computation of loss per share as their inclusion would be anti-dilutive. None of the warrants and options were in the money at September 30, 2010.

On April 1, 2010, the Company adopted ASC 260-10-45, Earnings per Share - Overall - Other Presentation Matters, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards.  ASC 260-10-45 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  The adoption of ASC 260-10-45 did not have a material impact on the Company’s financial statements.

Index

Segment Information

We operate in two industry segments, the development, manufacture and sale of private and commercial vehicle energy efficient enhancement products and employee staffing services. The enhancement products are designed to extend engine life, promote fuel efficiency and reduce emissions. These products are being marketed by the Company and sales were predominantly in the United States of America, Canada, Mexico and Nigeria.  The staffing segment was added on March 1, 2009 and provides staffing services primarily to the light industrial segment of the economy.  During the three and six months ended September 30, 2010, the states of AZ, CA, FL and IL accounted for 81.7% and 84.3% of gross sales, respectively.  During the three and six months ended September 30, 2009, the same states accounted for 78.1% and 79.6% of gross sales, respectively.

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

New Accounting Pronouncements:

Disclosure about Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods that end on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

With the exception of the pronouncement discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended September 30, 2010, that are significant, or potentially significant to the Company.

Index

Note 3 – Inventories

Inventory consists of finished goods and raw material as follows:

	September 30, 2010	March 31, 2010
	(Unaudited)

Finished goods	$61,244	$68,257
Raw material	206,193	211,865
	$267,437	$280,122

Note 4 – Property, Plant and Equipment

At September 30, 2010 and March 31, 2010 property, plant and equipment and computers consisted of the following:

	September 30, 2010	March 31, 2010
	(Unaudited)

Property and plant	$1,452,146	$1,452,146
Equipment and computers	861,662	858,328
Less accumulated depreciation	(647,393)	(562,829)
Net property, plant and equipment	$1,666,415	$1,747,645

During the three and six months ended September 30, 2010 and 2009 depreciation expense was $42,282 and $43,124 for the three month periods and $84,565 and $86,510 for the six month periods, respectively.

Note 5 – Intangible Assets and Goodwill

Intangible assets consist of technology of production and license rights under the Environmental Protection Agency to market one of the products acquired in the acquisition of White Sands, L.L.C. on March 31, 2006. The Company is amortizing this asset over its estimated useful life of seven years on a straight line basis. For the three and six months ended September 30, 2010 and 2009 amortization was $31,681 in each three month period and $63,362 for each six month period. The customer relationships are primarily the value of the purchased business relationships acquired as part of the purchase by Lumea of the staffing business on March 1, 2009.  The amortization period of this intangible is 5 years. For the three and six months ended September 30, 2010 and 2009 the amortization expense was $178,820 for each three month period and $357,639, respectively.

Index

Intangible assets subject to amortization:

	Weighted	September 30, 2010
	Average	Gross Carrying	Accumulated		Net Carrying
	Useful Life	Amount	Amortization		Amount

Intangible assets subject to amortization:
EPA licenses	7 years	$887,055	$570,250		$316,805
Customer relationships	5 years	3,661,876	1,089,672		2,572,204
		$4,548,931	$1,659,922		$2,889,009

Goodwill not subject to amortization:
Goodwill:
Goodwill		$4,522,616	$–		$4,522,616
		$4,522,616	$–		$4,522,616

	Weighted	March 31, 2010
	Average	Gross Carrying	Accumulated		Net Carrying
	Useful Life	Amount	Amortization		Amount

Intangible assets subject to amortization:
EPA licenses	7 years	$887,055	$506,889		$380,166
Customer Relationships	5 years	3,579,391	732,033		2,844,358
		$4,463,446	$1,238,922		$3,224,524

Goodwill not subject to amortization:
Goodwill:
Goodwill		$8,979,822	$4,355,151	(1)	$4,624,671
		$8,979,822	$4,355,151		$4,624,671
_______________
(1)	Impairment valuation.

The scheduled amortization to be recognized over the next five years is as follows:

September 30, 2011	$842,004
September 30, 2012	$842,004
September 30, 2013	$778,637
September 30, 2014	$426,364

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following as of September 30, 2010 and March 31, 2010:

Index

	September 30, 2010	March 31, 2010

Accrued contingent liabilities	$1,278,151	$1,278,151
Accrued penalties and interest	2,074,278	2,629,271
Other accrued expenses and workmen’s compensation claims	630,212	955,515
	$3,982,641	$4,862,937

Note 7 – Accrued Payroll, Taxes and Benefits and Long Term Tax Contracts

Accrued payroll, taxes and benefits was $2,592,868 and $9,400,058 at September 30, 2010 and March 31, 2010, respectively.

Subsidiaries of the Company are delinquent in the payment of their payroll tax liabilities with the Internal Revenue Service and various states.  As of September 30, 2010, unpaid payroll taxes and related penalties and interest total $13,296,981.   The estimated payroll tax penalties and interest liability could be subject to material revision in the future.  The Company had entered into an interim agreement with the Internal Revenue Service through October, 2010 after which the payment terms were converted to a long term installment agreement calling for a monthly payment of $100,000 until paid. The Company has also entered into certain payment contracts with various states requiring monthly payments until paid. At September 30, 2010, these contract payments due after one year were $11,810,783.  The current portion of $650,428, together with obligations for which the Company does not have long term agreements, are included in accrued payroll, taxes and benefits.

Note 8 – Notes and Contracts Payable

As of September 30, 2010 and March 31, 2010 notes and contracts payable consist of the following:

	September 30,	March 31,
	2010	2010

Revolving line of credit against factored Lumea receivables (2)	$1,991,407	$2,011,018
Bank loans, payable in installments	280,410	340,657
Mortgage loan payable, monthly payments of principal and interest at 3 month LIBOR plus 4.7% (1)	790,683	790,683
Payments due seller of XenTx Lubricants	254,240	254,240
Loan from Dyson	60,000	60,000
Notes payable	1,254,709	1,336,692
Loans from individuals, due within one year	699,198	778,656
Purchase note payable	1,575,723	1,574,555
Purchase note 1	4,805,568	4,805,568
Purchase note 2	1,286,011	2,025,367
Total	12,997,949	13,977,436
Less current portion	7,240,914	11,014,332
Long-term debt	$5,757,035	$2,963,104
____________
(1)	In conjunction with the acquisition of Dyson, the mortgage became payable as a result of the change of control of that company. The Company is in the process of refinancing the property.
(2)	The Company maintains a $5 million line of credit relating to its factored accounts receivable.

Index

Bank Loans consist of two loans that became due in the first quarter of 2009; these loans are secured by receivables, inventory and equipment in Durant, Oklahoma.  The loan has been extended through December, 2010. The Company is working to replace these loans and has arranged a payment schedule to retire these loans. The Mortgage Loan Payable has matured as a result of the change in control of the operations in Durant.  The Company is attempting to negotiate a replacement loan or a modification of the current mortgage.  Interest is reset quarterly at Libor plus 4.7%.

The amounts due sellers bear interest at a rate of 8.0% and are due October 31, 2010.

Certain notes are in default and have been included as current at September 30, 2010.  Notes payable in default includes the loan from Shelter Island Opportunity Fund with interest at 12.25%, or a default rate, per annum and secured by the plant and equipment in Durant, Oklahoma.

Substantially all of the staffing receivables are pledged as collateral for the revolving line of credit.  At September 30, and March 31, 2010, the Company had pledged receivables of $2,557,859 and $2,488,760, respectively.  In addition, Purchase Notes 1 and 2 are secured by all of the business assets of Lumea.

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

2012	$1,276,884
2013	$1,274,544
2014	$2,528,769
2015	$35,525
Thereafter	$641,313

Substantially all of the Company’s assets are pledged as collateral for our debt obligations at March 31, 2010.

The Company has commenced litigation against the sellers of the staffing business to the Company in March, 2009. The litigation seeks to rescind the purchase and other equitable relief and the Company has stopped making scheduled payments on the Purchase note 1 ($4,805,568) and Purchase note 2 ($1,286,011) and does not intend to make future payments on these notes. The Company has included the Purchase note 1 note in the due within one year pursuant to generally accepted accounting principles (GAAP). The Company has received a garnishment against Lumea, Inc., a wholly-owned subsidiary, from the ACE American Insurance Company with respect to the payments on the Purchase note 1 seeking payment of the amounts due under the note for obligations of the seller, Easy Staffing Services, Inc.  The Company has resisted these claims and is pursuing its rights through the courts.  Substantially all of Purchase note 2 represents potential payments to third party taxing authorities under the successor liability statutes of various states and the Company may be forced to make these payments thereon to maintain its licenses in those states. The litigation is seeking restitution of any such amounts paid under these obligations. Other notes have been modified during the year changing the maturity date and restructuring the payment structure.

Index

Note 9 – Income Taxes

Provision/benefit for income taxes for the periods ended September 30, 2010 and 2009 consisted of the follows:

	For the six months ended September 30,
	2010	2009

Federal income tax benefit	$730,745	$1,021,116
State income taxes	149,760	224,943
Total	880,505	1,246,059
Valuation allowance	(880,505)	(1,246,059)
Net tax provision/benefit	$–	$–

Through September 30, 2010, we recorded a valuation allowance of $12,118,000 against deferred income tax assets primarily associated with tax loss carry forwards. Our significant operating losses experienced in prior years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.  For the six months ended September 30, 2010 and 2009 we recognized $881,000 and $1,246,000, respectively, of valuation allowance to offset the tax benefit of the losses for the periods.

We have estimated net operating loss carry forwards of approximately $28,822,000. Our net operating loss carry forwards will expire between 2025 and 2031.

Future realization of the net operating losses is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 34% Federal income tax rate. The Federal net operating losses expire as follows:

Expiration	Amount

2025	$1,525,000
2026	5,132,000
2027	3,053,000
2028	2,251,000
2029	2,295,000
2030	12,417,000
2031	2,149,000
Total	$28,822,000

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

Index

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

The following table provides fair market measurements of the derivative liability and cashless warrant liability as of September 30, 2010:

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)

Warrant liabilities	$232,513
Cashless warrant liability	7,344
$239,857

The change in fair market value of the derivative liability and cashless warrant liability is included in interest expense in the Consolidated Statements of Operations.

The following table provides a reconciliation of the beginning and ending balances of the derivative liability and cashless warrant liability as of September 30, 2010:

	Warrant Liability	Cashless Warrant Liability	Total

Beginning balance April 1, 2010	$251,715	$10,496	$262,211
Change in fair market value of derivative liability and cashless warrant liability	(19,202)	(3,152)	(22,354)
Ending balance September 30, 2010	$232,513	$7,344	$239,857

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, deposits, prepaid expenses, accounts payable and accrued expenses and other short-term liabilities.

Index

Note 11 – Convertible Debt

The Company entered into a Convertible Loan Agreement which also entitled the lenders to warrants and to convert the loans, at their option, to common stock of the Company. The debt is convertible at a rate of 50% of the then current market price at the time of conversion. At September 30, 2010, the value of the 6% Convertible Notes, with interest quarterly, was as follows:

Maturity	Face Amount	Conversion Derivative	Balance

April 28, 2009 (Matured)	$327,050	$327,050	$654,100
August 17, 2009 (Matured)	700,000	700,000	1,400,000
October 28, 2009 (Matured)	300,000	300,000	600,000
November 10, 2009 (Matured)	1,200,000	1,200,000	2,400,000
Total	$2,527,050	$2,527,050	$5,054,100

Interest expense for the three and six months ended September 30, 2010 and 2009 was $93,440 and $91,516 for the three month periods and $186,880 and $126,021 for the six month periods, respectively.

The notes have matured and although the Company is in default for non-payment, the conversion features have expired.  These loans are subordinate to the Shelter Island Opportunity Fund (“SIOF ”) loan, which prevents collection or enforcement without either the full payment of the SIOF loans or the consent of that loan holder.  The Company is attempting to negotiate an agreeable settlement with the convertible note holders for a loan extension and fixed payment terms over several years.

Note 12 – Derivative Financial Instruments

In connection with various financings through November 10, 2006, the Company has issued warrants to purchase shares of common stock in conjunction with the convertible notes to purchase 12,000,000 shares of common stock at an exercise price of $2.50 per share. These warrants expire if not exercised at various dates in 2013 through November 10, 2013. At September 30, 2010, all of the 12,000,000 warrants have been issued entitling the lender to one share for each warrant at an exercise price of $2.50 per share.

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

In addition, in conjunction with financings, purchases and consulting transactions, between April 1, 2007 and March 31, 2009 the Company issued additional warrants, net of expirations, to purchase 5,775,000 shares of the Company’s common stock at an exercise price of $0.75 per share.  No warrants have been exercised.

Index

At September 30, 2010 there were 17,775,000 shares subject to warrants at a weighted average exercise price of $1.93.

Exercise Price	Number of Shares Subject to Outstanding Warrants and Options and Exercisable	Weighted Average Remaining Contractual Life (years)

$ 0.75	5,775,000	1.75
$ 2.50	12,000,000	2.76
	17,775,000

In addition to the spot price of the stock and remaining term of the warrant, other factors used in the binomial model included in the analysis at September 30, 2010 were the volatility of 239.0%, risk free rate of between 0.27% and 0.64% and a dividend rate of $0 per period.

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

Lease Commitments

The Company has lease agreements for office space in Scottsdale, Arizona and for 10 offices throughout the United States. The remaining lease commitment for the two Scottsdale offices are 3 and 5 years and the other offices are year to year or month-to-month. The following table sets forth the aggregate minimum future annual lease commitments at September 30, 2010 under all non-cancelable leases for the twelve months September 30:

2011	$225,078
2012	179,152
2013	81,172
2014	79,990
2015	60,000
Thereafter	15,000
$640,392

Lease expense for the three months ended September 30, 2010 and 2009 were $78,330 and $117,287, respectively.  Lease expense for the six months ended September 30, 2010 and 2009 were $203,650 and $263,901, respectively.  The total of all scheduled lease payments, assuming all locations are continued at the same rates, is $332,466 per year.

Index

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

Note 14 – Company Stock

Preferred Stock

At September 30, 2010, the Company had 1,000,000 shares of $0.001 par value authorized and no outstanding or issued shares.

Common Stock

At September 30, 2010, the Company had 250,000,000 shares authorized of $0.001 par value common stock, of which issued and outstanding shares were 151,074,239.

During the six months ended September 30, 2010, the Company issued an aggregate of 3,743,947 common shares for services of consultants and others, and for interest payments recognizing an aggregate addition to stockholders’ equity of $65,301 based on the market price of the stock at the date of the agreements.

Warrants

No warrants have been exercised.

Index

At September 30, 2010 the status of the outstanding warrants is as follows:

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

The warrants have no intrinsic value at September 30, 2010.

Stock Options

At September 30, 2010, the Company had one stock option plan under which grants were outstanding. The stock options outstanding are for grants issued under the Company’s 2007 Stock Incentive Plan.

The 2007 Stock Incentive Plan

During the fiscal year ended March 31, 2008, the Company adopted a stock option plan, entitled the “2007 Incentive Plan” (the “2007 Plan”), under which the Company may grant options to purchase up to 20,000,000 shares of common stock.

The 2007 Plan is administered by the Board of Directors or a Committee of the Board of Directors which has the authority to determine the persons to whom the options may be granted, the number of shares of common stock to be covered by each option grant, and the terms and provisions of each option grant. Options granted under the 2007 Plan may be incentive stock options or non-qualified options, and may be issued to employees, consultants, advisors and directors of the Company and its subsidiaries. The exercise price of options granted under the 2007 Plan may not be less than the fair market value of the shares of common stock on the date of grant, and may not be granted more than ten years from the date of adoption of the plan or exercised more than ten years from the date of grant.  At September 30, 2010, there are no non-vested options outstanding.

During the year ended March 31, 2008, the Company granted options to purchase an aggregate of 5,415,000 shares of common stock to employees, directors and consultants for services to be provided. These options are exercisable at $0.20 per share, and vested one third on October 1, 2008, April 1, 2009 and October 1, 2009 with an expiration of three years from the date of grant for all options. The Company valued these options at their fair value on the date of grant using the Hull-White enhanced option-pricing model.

Index

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

Note 15 – Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of shares outstanding during the period. For purposes of the determining the number of shares outstanding the shares received by the acquirer in the reverse acquisition are treated as outstanding for all periods prior to the transaction.

Diluted earnings (loss) earnings per common share adjusts basic income (loss) per common share for the effects of convertible securities, stock options, warrants and other potentially dilutive financial instruments only in periods in which such effect is dilutive. No instruments were dilutive at September 30, 2010 or 2009. The diluted income (loss) per common share excludes the dilutive effect of approximately 22,740,000 and 56,109,750 warrants and options at September 30, 2010 and 2009, respectively, since such warrants and options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods.

Note 16 – Segment Reporting

Green Planet Group, Inc. has two reportable segments: the engine, fuel additives and green energy products and the industrial staffing segments.  The first segment is comprised of the XenTx Lubricants, EMTA Corp. and White Sands entities and the staffing segment is comprised of Lumea, Inc. and its operating subsidiaries.

Index

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

The Company analyzes the result of the operations of the individual entities and the segments. Green Planet does not allocate income taxes and unusual items to the segments. The segment information for the three months and six months ended September 30, 2010 and September 30, 2009 are presented below.

For the three months ended	Additives &		Corporate
September 30, 2010	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$313,175	$9,997,275	$–	$10,310,450
Depreciation and amortization	64,350	188,433	–	252,783
Interest expense	12,494	2,417,120	108,395	2,538,009
Loss before income taxes	(64,768)	(2,463,974)	(346,175)	(2,874,917)
Net loss	(64,768)	(2,463,974)	(346,175)	(2,874,917)

	Additives &		Corporate
September 30, 2009	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$103,072	$16,303,738	$–	$16,406,810
Depreciation and amortization	61,650	172,405	5,400	239,455
Interest expense	174,735	287,197	(994,776)	(532,844)
Loss before income taxes	55,944	(1,209,824)	(395,954)	(1,549,834)
Net loss	55,944	(1,209,824)	(395,954)	(1,549,834)

Index

For the six months ended	Additives &		Corporate
September 30, 2010	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$656,162	$19,679,885	$–	$20,336,047
Depreciation and amortization	128,700	376,865	–	505,565
Interest expense	33,893	3,199,477	232,762	3,466,132
Loss before income taxes	(137,164)	(3,813,395)	(903,032)	(4,853,591)
Net loss	(137,164)	(3,813,395)	(903,032)	(4,853,591)

Balance sheet information:
Total assets	2,173,763	10,877,328	745,318	13,796,409

	Additives &		Corporate
September 30, 2009	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$687,305	$32,417,409	$–	$33,104,714
Depreciation and amortization	128,700	345,073	5,400	479,173
Interest expense	349,470	721,288	251,600	1,322,358
Loss before income taxes	(297,316)	(2,848,336)	(2,515,913)	(5,661,565)
Net loss	(297,316)	(2,848,336)	(2,515,913)	(5,661,565)

Balance sheet information:
Total assets	3,603,760	16,047,429	3,165,810	22,816,999

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Index

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the three and six months ended September 30, 2010 and 2009 as a percentage of net sales:

	For the three months ended		For the six months ended
	September 30,		September 30,
	2010	2009	2010	2009

NET SALES	100.0%	100.0%	100.0%	100.0%
COST OF SALES	84.3%	87.0%	84.4%	87.6%
GROSS PROFIT	15.7%	13.0%	15.6%	12.4%

OPERATING EXPENSES:
Selling, general and administrative	16.6%	23.8%	20.3%	22.6%
Depreciation and amortization	2.4%	1.5%	2.5%	1.5%
Allowance for bad debts	–%	0.3%	–%	1.4%
Research and development	–%	0.1%	–%	–%

TOTAL OPERATING EXPENSES	19.0%	25.7%	22.8%	25.5%

INCOME/(LOSS) FROM OPERATIONS	(3.3)%	(12.7)%	(7.2)%	(13.1)%
Other income (expense)	–%	–%	0.4%	–%
Interest expense	(24.6)%	3.3%	(17.0)%	(4.0)%

LOSS BEFORE INCOME TAXES	(27.9)%	(9.4)%	(23.9)%	(17.1)%
Income tax benefit	–%	–%	–%	–%

NET LOSS	(27.9)%	(9.4)%	(23.9)%	(17.1)%

Three months ended September 30, 2010 as compared to three months ended September 30, 2009

Net Sales: Net Sales decreased from $16,406,810 in 2009 to $10,310,450 in 2010 or a decrease of $6,096,360. This represents a decrease of 37% over the same period a year earlier. This decrease was due to our termination of clients that refused to adhere to safety standards, the economy in general and interference by former employees in the operations of the Company’s business.

Gross Margin: Gross Margin increased from 13.0% to 15.7% an increase of 20.7%. This was due to the termination of non-compliant clients and the economic impact on low margin clients that have been terminated.

Selling, General and Administrative Expenses: The Company decreased its SG&A from $3,900,241 to $1,707,261 or a decrease of 56.2%, reflecting operational measures to reduce overhead, close unprofitable locations and achieve greater efficiency of staff.

Depreciation and Amortization: The increase in the depreciation and amortization was due to the additional staffing acquisitions in 2010 which accounted for all of the increase.

Index

Allowance for Bad Debts:   The allowance for bad debts in 2009 was attributable to the staffing segment and the filing of bankruptcy by two of its clients which made the collection of their outstanding amounts uncertain. There were no increases in the allowance for bad debts for the quarter ended September 30, 2010 reflecting an improvement over the 0.3% of revenue the prior year.

Interest Expense: Interest expense increased from a net credit of $532,844 to an expense of $2,538,009, or a change of $3,070,853 over the interest credit for the prior year due primarily to the accrual of interest and penalties on unpaid payroll taxes in the current period, a decrease in derivative valuations in the prior years and an increase in default interest on certain loans.

Six months ended September 30, 2010 as compared to six months ended September 30, 2009

Net Sales: Net Sales decreased from $33,104,714 in 2009 to $20,336,047 in 2010 or a decrease of $12,768,667. This represents a decrease of 38.6% over the same period a year earlier. This decrease was due to our termination of clients that refused to adhere to safety standards, the economy in general and the interference by former employees of the Company's business.

Gross Margin: Gross Margin increased from 12.4% to 15.6% or an increase of 25.8%. This was due to the termination of non-compliant clients and the economic impact of low margin clients that have been terminated.

Selling, General and Administrative Expenses: The Company decreased its SG&A from $7,480,876 to $4,135,311 or a decrease of $3,345,565, reflecting a decrease in the percentage of SG&A relative to sales from 22.6% of sales to 20.3% of sales, a decrease of 10.2%. The decreased dollar amount was due to the increased operating efficiencies, cost cutting measures, closing unprofitable locations and greater productivity from the staff.

Depreciation and Amortization: The increase in the depreciation and amortization was due to the addition of the staffing segment which accounted for all of the increase.

Allowance for Bad Debts: There has been no need for an increase in the Company's allowance for bad debts for the six months ended September 30, 2010. The prior six months reflected an allowance of $470,570 attributable to the staffing segment and the filing of bankruptcy by two of its clients.

IMPACT OF INFLATION

Inflation has not had a material effect on our results of operations.  We expect the cost of petroleum base products to track the increase and decrease in the worldwide oil prices.

Index

SEASONALITY

The seasons of the year have no material impact on the Company’s fuel efficiency/emission reducing products or services but it does have an impact on both revenues and margin of our staffing companies. Revenues are generally lowest in the first calendar quarter and largest in the third calendar quarter.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

We have experienced net losses for the six months ended September 30, 2010 and 2009 and positive cash flows from operations of $106,882 for the period ended September 30, 2010. The aggregate net losses for the last two fiscal years ended September 30, 2010 and 2009, aggregated $15,687,606 and $11,574,359, respectively. For the three months ended September 30, 2010 the net loss was $2,874,917 with aggregate contributing non-cash factors of depreciation, amortization, share based payments and derivation valuation factors of $351,156 for the quarter compared to the prior year quarter of $344,250. We have funded our operations to date by borrowings from third parties and investors. In the September 30, 2010 quarter we issued $13,000 of common stock for services and interest. The inability of the Company to raise capital through the private sale of common stock or through the issuance of debt instruments at acceptable prices and in a timely manner will have a negative impact on the results of operations and viability of the Company.

As a result, the Company’s independent registered public accounting firm has issued a going concern opinion on the Company’s consolidated financial statements for the year ended March 31, 2010 contained in our Form 10-K filed with the Securities and Exchange Commission.

Substantially all of the Company’s assets are pledged as collateral for our debt obligations at September 30, 2010.  Certain of the Company's notes are in default at September 30, 2010.

The Company has commenced litigation against the sellers of the staffing business to the Company in March, 2009. The litigation seeks to rescind the purchase and other equitable relief and the Company has stopped making scheduled payments on the Purchase note 1 ($4,805,568) and Purchase note 2 ($1,286,011) and does not intend to make future payments on these notes. The Company has included the Purchase note 1 note in the due within one year pursuant to generally accepted accounting principles (GAAP). The Company has received a garnishment from the ACE with respect to the payments on the Purchase note 1 seeking payment of the amounts due under the note for obligations of the seller.  The Company has resisted these claims and is pursuing its rights through the courts.  Substantially all of Purchase note 2 represents potential payments to third party taxing authorities under the successor liability statutes of various states and the Company may be forced to make these payments thereon to maintain its licenses in those states. The litigation is seeking restitution of any such amounts paid under these obligations. Other notes have been modified during the year changing the maturity date and restructuring the payment structure.

At September 30, 2010, the Company does not have any significant commitments for capital expenditures.  The Company is discussing with potential customers the manufacturing and delivery logistics and depending on the results of such negotiations, the Company may be required to expand its manufacturing capabilities.  We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease arrangements for our corporate facilities and short-term purchase order commitments to our suppliers.

Index

At September 30, 2010, the Company’s aggregate of accounts payable, accrued liabilities and notes due within one year has decreased by $15,796,901 from $26,800,121 at March 31, 2010, which was more than offset by the long term tax contracts which accounted for $11,810,783 being considered long term.  These obligations together with operating costs will have to be funded from operations and additional funding from debt and equity offerings.

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

Cash Equivalents – The Company invests its excess cash in short-term investments with various banks and financial institutions. Short-term investments are cash equivalents, as they are part of the cash management activities of the company and are comprised of investments having initial maturities of three months or less when purchased.

Allowance for Doubtful Accounts – The Company provides an allowance for doubtful accounts when management estimates collectability to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $2,034,760 at September 30, 2010 and March 31, 2010, respectively.

Index

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

Intangible Assets – Intangible assets consist of an EPA license and customer relationships (including client contracts). For financial statement purposes, identifiable intangible assets with a defined life are being amortized using the straight-line method over the estimated useful lives of seven years for the EPA license and 5 years for the customer relationships. Costs incurred by the Company in connection with patent, trademark applications and approvals from governmental agencies such as the Environmental Protection Agency, including legal fees, patent and trademark fees and specific testing costs, are expensed as incurred. Purchased intangible costs of completed developments are capitalized and amortized over an estimated economic life of the asset, generally seven years, commencing on the acquisition date. Costs subsequent to the acquisition date are expensed as incurred.

Goodwill – Goodwill represents the excess of the purchase price over the fair value of the net assets acquired by Lumea. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. The Company performs an annual impairment test each year and in the event that facts and circumstances indicate that goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required. The Company’s testing approach will utilize a discounted cash flow analysis to determine the fair value of its reporting units for comparison to their corresponding book values.  If the book value exceeds the estimated fair value for a reporting unit, a potential impairment is indicated. ASC 350-10 and ASC 360-10 prescribes the approach for determining the impairment amount, if any.  At the March 31, 2010 year end the Company recognized an impairment loss of $4,355,151 in conjunction with goodwill valuation for the period.

Impairment of Long-Lived Assets – In accordance with ASC 360-10, the Company reviews long-lived assets, including, but not limited to, property and equipment, patents and other assets, for impairment annually or whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the sum of the expected future cash flows of an asset is less than its carrying value, an impairment measurement is required. Impairment charges are recorded to the extent that an asset’s carrying value exceeds fair value. Accordingly, actual results could vary significantly from such estimates.

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

Index

Derivative Financial Instruments – The Company accounts for derivative instruments and debt instruments in accordance with the interpretative guidance of ASC 815. It is necessary for the Company to make certain assumptions and estimates to value derivatives and debt instruments.

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

Provisions for sales discounts and rebates to customers are recorded, based upon the terms of sales contracts, in the same period the related sales are recorded, as a deduction to the sale. Sales discounts and rebates are offered to certain customers to promote customer loyalty and encourage greater product sales.  As a general rule, the Company does not charge interest on its accounts receivables and the accounts receivable are generally unsecured.

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

Selling Expenses – Included in selling, and general and administrative expenses are the commission expenses for both employees and outside sales representatives ranging from 1.5% to 11.5% per dollar of sales. Our staffing sales representatives are paid a commission on new sales.  The Company expends amounts to advertise and distinguish its products from those of its competitors through the use of in-store advertising, printed media, internet and broadcast media.   Advertising expenses for the three and six months ended September 30, 2010 and 2009 were $29,354 and $25,271, and $39,359 and $49,737, respectively.

Research and Development – Research and development costs are expensed as incurred. There was $13,094 of research and development expenses during the three and six months ended September 30, 2009. There was no research and development expense during the three months and six months ended September 30, 2010.  Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition.

Income Taxes – We provide for income taxes in accordance with ASC 740-10 that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of September 30, 2010 and March 31, 2010.

Index

Concentrations of Credit Risks – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. With respect to accounts receivable, such receivables are primarily from customers located in the United States. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition.  At September 30, 2010 and 2009, the amounts due from foreign distributors were $1,363,756 and $1,363,756, which represent 0% and 1.8% of net accounts receivable, respectively, after the Company had recognized prior allowance for doubtful accounts aggregating $1,363,756 and $1,267,123 at September 30, 2010 and 2009, respectively. At September 30, 2010, the staffing business had two customers that accounted for approximately 12.3% and 10.3% and 12.3% and 11.8% of gross sales for the three and six months then ended and for the same periods in 2009 had three customers that contributed greater than 10% of sales.  The percentages were 13.1%, 11.4%, 11.3%, 13.6%, 13.7% and 12.0%, respectively. In the staffing business, customer volume fluctuates with the seasons, the customers’ lines of business and other factors.

Stock-Based Compensation

We account for stock-based awards to employees and non-employees using the accounting provisions of ASC 718-10 which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Shares of common stock issued in connection with acquisitions are also recorded at their estimated fair values based on the Hull-White enhanced US ASC 718-10 standard. The standard establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The statement also requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.

Loss Per Share

Basic loss per share is calculated using the weighted average number of shares outstanding during the year. The Company has adopted ASC 260-10, Earnings per Share, and uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on loss per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. As the Company has incurred net losses since its inception, the stock options and warrants as disclosed in note 14 were not included in the computation of loss per share as their inclusion would be anti-dilutive. None of the warrants and options were in the money at September 30, 2010.

On April 1, 2010, the Company adopted ASC 260-10-45, Earnings per Share - Overall - Other Presentation Matters, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards.  ASC 260-10-45 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  The adoption of ASC 260-10-45 did not have a material impact on the Company’s financial statements.

Index

Segment Information

We operate in two industry segments, the development, manufacture and sale of private and commercial vehicle energy efficient enhancement products and employee staffing services. The enhancement products are designed to extend engine life, promote fuel efficiency and reduce emissions. These products are being marketed by the Company and sales were predominantly in the United States of America, Canada, Mexico and Nigeria.  The staffing segment was added on March 1, 2009 and provides staffing services primarily to the light industrial segment of the economy.  During the three and six months ended September 30, 2010, the states of AZ, CA, FL and IL accounted for 81.7% and 84.3% of gross sales, respectively.  During the three and six months ended September 30, 2009, the same states accounted for 78.1% and 79.6% of gross sales, respectively.

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

New Accounting Pronouncements :

Disclosure about Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods that end on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

With the exception of the pronouncement discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended September 30, 2010, that are significant, or potentially significant to the Company.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2010, have concluded that our disclosure controls and procedures are not effective in ensuring that material information required to be disclosed is included in the reports that we file with the SEC.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control systems are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in a cost-effective control system, no evaluation of internal controls over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures.

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

GREEN PLANET GROUP, INC. (Registrant)

Date: November 22, 2010	/s/ Edmond L. Lonergan
Edmond L. Lonergan President and Chief Executive Officer

Date: November 22, 2010	/s/ James C. Marshall
James C. Marshall Chief Financial Officer