Form 10-Q
period 2010-12-31
GREEN PLANET GROUP, INC.
filed 2011-02-22
CIK 1372533

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 158,174,239 shares of common stock, par value $0.001, issued and outstanding as of February 11, 2011.

Index

INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Green Planet Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	March 31,
	2010	2010
ASSETS	(Unaudited)

Current Assets:
Cash	$99,717	$880,808
Accounts receivable, net of allowance for doubtful accounts	2,624,144	3,330,736
Inventory	270,631	280,122
Prepaid expenses	508,638	476,169
Total Current Assets	3,503,130	4,967,835
Property, plant and equipment, net of accumulated depreciation	1,616,852	1,747,645
Other Assets:
Other assets	189,122	570,426
Intangible assets	2,678,508	3,224,524
Goodwill	4,522,616	4,624,671
Total Other Assets	7,390,246	8,419,621
Total Assets	$12,510,228	$15,135,101

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities:
Accounts payable	$1,448,034	$1,249,239
Accounts payable – Affiliates	443,054	273,555
Accrued liabilities	4,137,130	4,862,937
Accrued payroll, taxes and benefits	1,588,258	9,400,058
Cashless warrant liability	1,972	10,496
Notes payable and amounts due within one year	5,442,565	11,014,332
Convertible notes payable	5,054,100	5,054,100
Derivative liability	84,971	251,715
Total Current Liabilities	18,200,084	32,116,432
Long-term tax contracts payable	11,439,809	–
Notes payable due after one year	5,732,524	2,963,104
Total Liabilities	35,372,417	35,079,536
Stockholders’ Equity/(Deficit)
Preferred Stock, $0.001 par value, 1,000,000 authorized; 100,000 and 0 Series A shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively	100	–
Additional paid-in capital – preferred stock	1,575,623	–
Common Stock, $0.001 par value, 250,000,000 authorized, 158,174,239 and 147,330,292 issued and outstanding at December 31, 2010 and March 31, 2010, respectively	158,174	147,330
Additional paid-in capital - common stock	16,362,047	16,180,591
Accumulated deficit	(40,958,133)	(36,272,356)
Total Stockholders’ Equity/(Deficit)	(22,862,189)	(19,944,435)
Total Liabilities and Stockholders’ Equity/(Deficit)	$12,510,228	$15,135,101

See accompanying notes to these consolidated financial statements.

Index

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
Revenue:
Sales, net of returns and allowances	$9,255,078	$15,721,209	$29,591,125	$48,825,923
Cost of sales	7,901,776	13,654,794	25,067,975	42,656,494

Gross Profit	1,353,302	2,066,415	4,523,150	6,169,429

Operating Expenses:
Selling, general and administrative	1,984,437	3,253,959	6,119,748	10,734,835
Depreciation and amortization	260,064	239,365	765,629	718,538
Allowance for bad debts	(16,000)	399,447	(16,000)	870,017
Research and development	(968,659)	389	(968,659)	13,483

Total Operating Expenses	1,259,842	3,893,160	5,900,718	12,336,873

Income (Loss) From Operations	93,460	(1,826,745)	(1,377,568)	(6,167,444)

Other Income and (Expense):
Other income	252	1,449	83,822	2,941
Interest expense	74,102	(897,106)	(3,392,031)	(2,219,464)

Income/(Loss) before provision for income taxes	167,814	(2,722,402)	(4,685,777)	(8,383,967)

Provision for/(Benefit of) income taxes	–	–	–	–

Net Income/(Loss)	$167,814	$(2,722,402)	$(4,685,777)	$(8,383,967)

Earnings (Loss) per share:
Basic and diluted income/(loss) per common share	$0.00	$(0.02)	$(0.03)	$(0.07)
Weighted average common shares outstanding	151,424,239	135,020,376	150,134,604	128,272,842

See accompanying notes to these consolidated financial statements.

Index

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity/(Deficit)
(Unaudited)

			Additional
			Paid-In			Additional
	Preferred		Capital	Common		Paid-In	Accumulated
	Shares	Amount	Preferred	Shares	Amount	Capital	Deficit	Total

Balance March 31, 2009	–	$–	$–	117,440,764	$117,441	$14,590,073	$(20,584,750)	$(5,877,236)

Shares issued for cash	–	–	–	4,380,000	4,380	115,620	–	120,000
Shares issued for acquisition and payables	–	–	–	4,068,230	4,068	208,140	–	212,208
Shares issued for services of consultants and others	–	–	–	10,656,182	10,656	611,294	–	621,950
Shares issued for interest expense	–	–	–	396,114	396	26,104	–	26,500
Stock option expense	–	–	–	–	–	201,299	–	201,299
Net loss for the nine months ended December 31, 2009	–	–	–	–	–	–	(8,383,967)	(8,383,967)
Balance December 31, 2009	–	–	–	136,941,290	$136,941	$15,752,530	$(28,968,717)	$(13,079,246)

Balance March 31, 2010	–	$–	$–	147,330,292	$147,330	$16,180,591	$(36,272,356)	$(19,944,435)

Conversion of Note payable to Preferred Stock – Series A	100,000	100	1,575,623	–	–	–	–	1,575,723
Shares issued for services of consultants and others	–	–	–	3,765,000	3,765	43,535	–	47,300
Shares issued for accounts payable – affiliates	–	–	–	5,500,000	5,500	104,500	–	110,000
Shares issued for interest payments	–	–	–	1,578,947	1,579	33,421	–	35,000
Net loss for the nine months ended December 31, 2010	–	–	–	–	–	–	(4,685,777)	(4,685,777)
Balance December 31, 2010	100,000	$100	$1,575,623	158,174,239	$158,174	$16,362,047	$(40,958,133)	$(22,862,189)

See accompanying notes to these consolidated financial statements.

Index

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	December 31,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(4,685,777)	$(8,383,967)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	765,629	718,538
Bad debt provision	–	870,017
Amortization of debt discount and consulting contracts	431,778	132,419
Shares issued for services and interest	82,300	860,658
Stock option costs	–	201,299
Change in derivative valuation	(166,744)	427,423
Cashless warrant conversion	(8,524)	(1,855)
Changes in assets and liabilities:
Receivables	621,107	(688,222)
Inventory	9,491	(16,638)
Prepaid expenses	(28,225)	26,118
Other assets	(54,718)	77,984
Accounts payable	300,850	440,632
Accounts payable – affiliates	279,499	(208,449)
Accrued liabilities	3,442,732	6,448,049
Cash provided by operating activities	989,398	904,006

Investing Activities:
Capital expenditures	(3,335)	(1,220)
Cash used by investing activities	(3,335)	(1,220)

Financing Activities:
Repayment of long-term tax contracts	(540,530)	–
Repayment of debt	(1,226,624)	(959,176)
Net proceeds from issuance of common shares	–	120,000
Net cash used by financing activities	(1,767,154)	(839,176)

Net increase (decrease) in cash	(781,091)	63,610
Cash at beginning of period	880,808	470,288
Cash at end of period	$99,717	$533,898

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$148,460	$769,985
Income taxes	$–	$–
(Continued)

See accompanying notes to these consolidated financial statements.

Index

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the nine months ended
	December 31,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)

Non Cash Activities:
Common stock issued for services, payable and interest	$(192,300)	$(860,658)
Common stock issued for services, payable and interest	10,844	15,120
Additional paid-in capital from conversion of payables	181,456	(845,538)
	$–	$–
Reclass of accrued liabilities to long-term contracts	$11,439,809	–
Conversion of debt to preferred stock	$1,575,723	$–
Shares issued for accounts payable-affiliates	$110,000	$–
Net adjustments to goodwill and intangibles	$16,570	$–

See accompanying notes to these consolidated financial statements.

Index

Green Planet Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended December 31, 2010 and 2009 (Unaudited)

Note 1 – The Company

The Company – Green Planet Group, Inc.  (which is referred to herein together with its subsidiaries as “Green Planet,” “GPG,” “the Company,” “ we”, “us” or “our”), formerly EMTA Holdings, Inc. and before that Omni Alliance Group, Inc., was organized and incorporated in the state of Nevada. On March 31, 2006, we changed our name from Omni Alliance Group, Inc. to EMTA Holdings, Inc. and on May 22, 2009, we changed our name through merger with a wholly-owned subsidiary to Green Planet Group, Inc. Our common stock now trades on the OTC-Bulletin Board market under the trading symbol “GNPG.”

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

Presentation of Interim Statements – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K for the years ended March 31, 2010 and 2009. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Allowance for Doubtful Accounts – The Company provides an allowance for doubtful accounts when management estimates collectability to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $2,018,760 and $2,034,760 at December 31, 2010 and March 31, 2010, respectively.

Inventories – Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out (FIFO) method. Obsolete or abandoned inventories are charged to operations in the period that it is determined that the items are no longer viable sales products.

Property, Plant, and Equipment – Plant and equipment are carried at cost. Repair and maintenance costs are charged against operations while renewals and betterments are capitalized as additions to the related assets. The Company depreciates its plant and equipment and computers on a straight-line basis. Estimated useful life of the plant is 31 years and the equipment ranges from 3 to 10 years.

Index

Intangible Assets – Intangible assets consist of an Environmental Protection Agency (“EPA”) license and customer relationships (including client contracts). For financial statement purposes, identifiable intangible assets with a defined life are being amortized using the straight-line method over the estimated useful lives of seven years for the EPA license and five years for the customer relationships. Costs incurred by the Company in connection with patent, trademark applications and approvals from governmental agencies such as the EPA, including legal fees, patent and trademark fees and specific testing costs, are expensed as incurred. Purchased intangible costs of completed developments are capitalized and amortized over an estimated economic life of the asset, generally seven years, commencing on the acquisition date. Costs subsequent to the acquisition date are expensed as incurred.

Goodwill – Goodwill represents the excess of the purchase price over the fair value of the net assets acquired by Lumea. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. The Company performs an annual impairment test each year and in the event that facts and circumstances indicate that goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required. The Company’s testing approach will utilize a discounted cash flow analysis to determine the fair value of its reporting units for comparison to their corresponding book values.  If the book value exceeds the estimated fair value for a reporting unit, a potential impairment is indicated. ASC 350-10 and ASC 360-10 prescribe the approach for determining the impairment amount, if any.  At the March 31, 2010 year end, the Company recognized an impairment loss of $4,355,151 in conjunction with goodwill valuation for the period.

Impairment of Long-Lived Assets – In accordance with ASC 360-10, the Company reviews long-lived assets, including, but not limited to, property and equipment, patents and other assets, for impairment whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the sum of the expected future cash flows of an asset is less than its carrying value, an impairment measurement is required. Impairment charges are recorded to the extent that an asset’s carrying value exceeds fair value. Accordingly, actual results could vary significantly from such estimates.

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

Index

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

Provisions for sales discounts and rebates to customers are recorded, based upon the terms of sales contracts, in the same period the related sales are recorded, as a deduction to the sale. Sales discounts and rebates are offered to certain customers to promote customer loyalty and encourage greater product sales.  As a general rule, the Company does not charge interest on its accounts receivable and the accounts receivable are generally unsecured.

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

Selling Expenses – Included in selling, and general and administrative expenses are the commission expenses for both employees and outside sales representatives ranging from 1.5% to 11.5% per dollar of sales. Our staffing sales representatives are paid a commission on new sales.  The Company expends amounts to advertise and distinguish its products from those of its competitors through the use of in-store advertising, printed media, internet and broadcast media.   Advertising expenses for the three and nine months ended December 31, 2010 and 2009 were $26,077 and $55,431, and $5,130 and $14,742, respectively.

Research and Development – Research and development costs are expensed as incurred. There were $389 and $13,483 of research and development expenses during the three and nine months ended December 31, 2009, respectively. There were $9,492 of research and development expenses during the three months and nine months ended December 31, 2010.  The Company determined that the reserve for contingent research and development costs from 2005 was no longer needed and reversed the accrual for that amount, $978,151, in the quarter ended December 31, 2010.  Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition.

Income Taxes – We provide for income taxes in accordance with ASC 740-10 that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of December 31, 2010 and March 31, 2010.

Index

Concentrations of Credit Risks – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. With respect to accounts receivable, such receivables are primarily from customers located in the United States. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition.  At December 31, 2010 and 2009, the amounts due from foreign distributors were $1,347,756 and $1,363,756, which represent 0% and 0% of net accounts receivable, respectively, after the Company had recognized prior allowance for doubtful accounts aggregating $1,347,756, after recovery of $16,000 during the current quarter, and $1,363,756 at December 31, 2010 and 2009, respectively. At December 31, 2010, the staffing business had two customers that accounted for approximately 12.0% and 10.6% and 13.1% and 11.9% of gross sales for the three and nine months then ended and for the same periods in 2009 had three customers that contributed greater than 10% of sales.  The percentages were 13.2%, 12.6%, 10.1%, 13.7%, 13.1% and 11.7%, for the same periods in 2009, respectively. In the staffing business, customer volume fluctuates with the seasons, the customers’ lines of business and other factors.

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

Earnings/(Loss) Per Share

Basic earnings/(loss) per share is calculated using the weighted average number of shares outstanding during the year. The Company has adopted ASC 260-10, Earnings per Share, and uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on loss per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. The stock options and warrants as disclosed in Note 15 were not included in the computation of loss per share as their inclusion would be anti-dilutive. None of the warrants, options and convertible preferred stock were in the money at December 31, 2010.

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

Index

Segment Information

We operate in two industry segments, the development, manufacture and sale of private and commercial vehicle energy efficient enhancement products and employee staffing services. The enhancement products are designed to extend engine life, promote fuel efficiency and reduce emissions. These products are being marketed by the Company and sales were predominantly in the United States of America and Canada .  The staffing segment was added on March 1, 2009 and provides staffing services primarily to the light industrial segment of the economy.  During the three and nine months ended December 31, 2010, the states of AZ, CA, FL and IL accounted for 84.6% and 84.8% of gross sales, respectively.  During the three and nine months ended December 31, 2009, the same states accounted for 81.1% and 80.1% of gross sales, respectively.

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

New Accounting Pronouncements:

No new accounting pronouncements issued during the current period are expected to have a material impact on the Company’s results of operations, cash flows or financial condition.

Note 3 – Inventories

Inventory consists of finished goods and raw material as follows:

	December 31, 2010	March 31, 2010
	(Unaudited)

Finished goods	$67,611	$68,257
Raw material	203,020	211,865
	$270,631	$280,122

Index

Note 4 – Property, Plant and Equipment

At December 31, 2010 and March 31, 2010 property, plant and equipment and computers consisted of the following:

	December 31, 2010	March 31, 2010
	(Unaudited)

Property and plant	$1,452,146	$1,452,146
Equipment and computers	855,110	858,328
Less accumulated depreciation	(690,404)	(562,829)
Net property, plant and equipment	$1,616,852	$1,747,645

During the three and nine months ended December 31, 2010 and 2009, depreciation expense was $49,563 and $43,034 for the three month periods and $134,128 and $129,544 for the nine month periods, respectively.

Note 5 – Intangible Assets and Goodwill

Intangible assets consist of technology of production and license rights under the Environmental Protection Agency to market one of the products acquired in the acquisition of White Sands, L.L.C. on March 31, 2006. The Company is amortizing this asset over its estimated useful life of seven years on a straight-line basis. For the three and nine months ended December 31, 2010 and 2009, amortization of the EPA licenses was $31,681 in each three month period and $95,041 for each nine month period. The customer relationships are primarily the value of the purchased business relationships acquired as part of the purchase by Lumea of the staffing business on March 1, 2009.  The amortization period of this intangible is five years. For the three and nine months ended December 31, 2010 and 2009, the amortization expense of the customer relationships was $178,821 and $164,650 for the three month periods ended December 31, 2010 and 2009, and $536,460 and $493,952 for the nine month periods ended December 31, 2010 and 2009.

Intangible assets subject to amortization:

	Weighted	December 31, 2010
	Average	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount

Intangible assets subject to amortization:
EPA licenses	7 years	$887,055	$601,930	$285,125
Customer relationships	5 years	3,661,876	1,268,493	2,393,383
		$4,548,931	$1,870,423	$2,678,508

Goodwill not subject to amortization:
Goodwill:
Goodwill		$4,522,616	$–	$4,522,616
		$4,522,616	$–	$4,522,616

(Continued)

Index

	Weighted	March 31, 2010
	Average	Gross Carrying	Accumulated		Net Carrying
	Useful Life	Amount	Amortization		Amount

Intangible assets subject to amortization:
EPA licenses	7 years	$887,055	$506,889		$380,166
Customer Relationships	5 years	3,576,391	732,033		2,844,358
		$4,463,446	$1,238,922		$3,224,524

Goodwill not subject to amortization:
Goodwill:
Goodwill		$8,979,822	$4,355,151	(1)	$4,624,671
		$8,979,822	$4,355,151		$4,624,671
_______________
(1)	Impairment valuation.

The scheduled amortization to be recognized over the next four years is as follows:

December 31, 2011	$859,097
December 31, 2012	$859,097
December 31, 2013	$764,056
December 31, 2014	$196,258

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2010 and March 31, 2010:

	December 31, 2010	March 31, 2010

Accrued contingent liabilities	$306,379	$1,278,151
Accrued interest and penalties	1,951,514	2,629,271
Other accrued expenses and workmen’s compensation claims	1,879,237	955,515
	$4,137,130	$4,862,937

Note 7 – Accrued Payroll, Taxes and Benefits and Long-Term Tax Contracts

Accrued payroll, taxes and benefits was $1,588,258 and $9,400,058 at December 31, 2010 and March 31, 2010, respectively.

Subsidiaries of the Company are delinquent in the payment of their payroll tax liabilities with the Internal Revenue Service and various states.  As of December 31, 2010, unpaid payroll taxes and related interest and penalties total $11,821,266.   The estimated payroll tax penalties and interest liability could be subject to material revision in the future.  The Company has entered into installment agreements with the Internal Revenue Service which require installment payments of $100,000 per month until paid. The Company has also entered into certain payment contracts with various states requiring monthly payments until paid. At December 31, 2010, these contract payments due after one year were $11,439,809.  The current portion of $485,029, together with obligations for which the Company does not have long-term agreements, are included in accrued payroll, taxes and benefits.

Index

Note 8 – Notes and Contracts Payable

As of December 31, 2010 and March 31, 2010 notes and contracts payable consist of the following:

	December 31,	March 31,
	2010	2010

Revolving line of credit against factored Lumea receivables (1)	$1,769,546	$2,011,018
Bank loans, payable in installments	230,145	340,657
Mortgage loan payable, monthly payments of principal and interest at 3 month LIBOR plus 4.7% (2)	782,683	790,683
Payments due seller of XenTx Lubricants	254,240	254,240
Loan from Dyson	60,000	60,000
Notes payable	1,254,709	1,336,692
Loans from individuals, due within one year	740,645	778,656
Purchase note payable	–	1,574,555
Purchase note 1	4,805,568	4,805,568
Purchase note 2	1,277,553	2,025,367
Total	11,175,089	13,977,436
Less current portion	5,442,565	11,014,332
Long-term debt	$5,732,524	$2,963,104
____________
(1)	The Company maintains a $5 million line of credit relating to its factored accounts receivable.
(2)	In conjunction with the acquisition of Dyson, the mortgage became payable as a result of the change of control of that company. The Company is in the process of refinancing the property.

Bank Loans consist of two loans that became due in the first quarter of 2009; these loans are secured by receivables, inventory and equipment in Durant, Oklahoma.  The loan had been extended through December, 2010. The Company is working to replace these loans and to arrange a payment schedule to retire these loans. The Mortgage Loan Payable has matured as a result of the change in control of the operations in Durant.  The Company is attempting to negotiate a replacement loan or a modification of the current mortgage.  Interest is reset quarterly at Libor plus 4.7% and the Company is currently making payments of $8,000 per month on this obligation.

During the quarter ended December 31, 2010, the Company entered into an agreement with the holder of the Purchase note payable to convert the outstanding debt to Series A Preferred Stock, abate $191,699, $0.00 per weighted average common share outstanding, of interest accrued and pay preferred dividends of $8,000 per month.  The preferred stock is convertible to common stock at any time the common stock price is in excess of $0.32 per share.

The amounts due sellers bear interest at a rate of 8.0% and are due June 30, 2011.

Certain notes are in default and have been included as current at December 31, 2010.  Notes payable in default includes the loan from Shelter Island Opportunity Fund with interest at 12.25%, or a default rate, per annum and secured by the plant and equipment in Durant, Oklahoma.

Substantially all of the staffing receivables are pledged as collateral for the revolving line of credit.  At December 31, 2010 and March 31, 2010, the Company had pledged receivables of $2,084,768 and $2,488,760, respectively.  In addition, Purchase Notes 1 and 2 are secured by all of the business assets of Lumea.

The balance of the notes payable consist of commercial loans of vehicles and equipment in the normal course of business.

The Loans from individuals include four loans which are all due within one year and bear interest from 9% to 12%.

Index

Notes payable include amounts due after one year consists of the loan from Purchase Notes 1 and 2, all of which are secured by all of the business assets of Lumea.  Maturities for the remainder of the loans are as follows:

2012	$1,276,884
2013	$1,268,544
2014	$2,520,310
2015	$33,473
Thereafter	$633,313

Substantially all of the Company’s assets are pledged as collateral for our debt obligations at December 31, 2010.

The Company has commenced litigation against the sellers of the staffing business to the Company in March, 2009. The litigation seeks to rescind the purchase and other equitable relief and the Company has stopped making scheduled payments on the Purchase Note 1 ($4,805,568) and Purchase Note 2 ($1,277,553) and does not intend to make future payments on these notes. The Company has received a garnishment against Lumea, Inc., a wholly-owned subsidiary, from the ACE American Insurance Company with respect to the payments on the Purchase Note 1 seeking payment of the amounts due under the note for obligations of the seller, Easy Staffing Services, Inc.  The Company has resisted these claims and is pursuing its rights through the courts.  Substantially all of Purchase Note 2 represents potential payments to third party taxing authorities under the successor liability statutes of various states and the Company may be forced to make these payments thereon to maintain its licenses in those states. The litigation is seeking restitution of any such amounts paid under these obligations. Other notes have been modified during the year changing the maturity date and restructuring the payment structure.

Note 9 – Income Taxes

Provision/benefit for income taxes for the periods ended December 31, 2010 and 2009 consisted of the follows:

	For the nine months ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)

Federal income taxes/(benefit)	$(867,601)	$(2,278,158)
State income taxes	(177,807)	(501,858)
Total	(1,045,408)	(2,780,016)
Valuation allowance	1,045,408	2,780,016
Net tax provision/benefit	$–	$–

Through December 31, 2010, we recorded a valuation allowance of $12,281,875 against deferred income tax assets primarily associated with tax loss carry forwards. Our significant operating losses experienced in prior years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.  For the nine months ended December 31, 2010 and 2009 we recognized $1,045,408 and $2,780,016, respectively, of valuation allowance to offset the tax benefit of the losses for the periods.

We have estimated net operating loss carryforwards of approximately $29,225,000. Our net operating loss carryforwards will expire between 2025 and 2031.

Index

Future realization of the net operating losses is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 34% Federal income tax rate. The Federal net operating losses expire as follows:

Expiration	Amount

2025	$1,525,000
2026	5,132,000
2027	3,053,000
2028	2,251,000
2029	2,295,000
2030	12,417,000
2031	2,552,000
Total	$29,225,000

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

The following table provides fair market measurements of the derivative liability and cashless warrant liability as of December 31, 2010:

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)

Warrant liabilities	$84,971
Cashless warrant liability	1,972
$86,943

Index

The change in fair market value of the derivative liability and cashless warrant liability is included in interest expense in the Consolidated Statements of Operations.

The following table provides a reconciliation of the beginning and ending balances of the derivative liability and cashless warrant liability as of December 31, 2010:

	Warrant Liability	Cashless Warrant Liability	Total

Beginning balance April 1, 2010	$251,715	$10,496	$262,211
Change in fair market value of derivative liability and cashless warrant liability	(166,744)	(8,524)	(175,268)
Ending balance December 31, 2010	$84,971	1,972	86,943

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, deposits, prepaid expenses, accounts payable and accrued expenses and other short-term liabilities.

Note 11 – Convertible Debt

The Company entered into a Convertible Loan Agreement which also entitled the lenders to warrants and to convert the loans, at their option, to common stock of the Company. The debt is convertible at a rate of 50% of the then current market price at the time of conversion. At December 31, 2010, the value of the 6% Convertible Notes, with interest quarterly, was as follows:

Maturity	Face Amount	Conversion Derivative	Balance

April 28, 2009 (Matured)	$327,050	$327,050	$654,100
August 17, 2009 (Matured)	700,000	700,000	1,400,000
October 28, 2009 (Matured)	300,000	300,000	600,000
November 10, 2009 (Matured)	1,200,000	1,200,000	2,400,000
Total	$2,527,050	$2,527,050	$5,054,100

Interest expense for the three and nine months ended December 31, 2010 and 2009 was $93,439 and $86,139 for the three month periods and $280,319 and $177,655 for the nine month periods, respectively.

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

Note 12 – Derivative Financial Instruments

In connection with various financings through November 10, 2006, the Company has issued warrants to purchase shares of common stock in conjunction with the convertible notes to purchase 12,000,000 shares of common stock at an exercise price of $2.50 per share. These warrants expire if not exercised at various dates in 2013 through November 10, 2013. At December 31, 2010, all of the 12,000,000 warrants have been issued entitling the lender to one share for each warrant at an exercise price of $2.50 per share.

Index

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

At December 31, 2010, there were 17,775,000 shares subject to warrants at a weighted average exercise price of $1.93.

Exercise Price	Number of Shares Subject to Outstanding Warrants and Options and Exercisable	Weighted Average Remaining Contractual Life (years)

$ 0.75	5,775,000	1.50
$ 2.50	12,000,000	2.51
	17,775,000

In addition to the spot price of the stock and remaining term of the warrant, other factors used in the binomial model included in the analysis at December 31, 2010 were the volatility of 232.2%, risk free rate of between 0.47% and 2.69% and a dividend rate of $0 per period.

Note 13 – Commitments and Contingencies

Concentration of Credit Risk

In addition to the concentration of credit risks in Note 2 - Significant Accounting Policies, we also have credit risks from financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.

Lease Commitments

The Company has lease agreements for office space in Scottsdale, Arizona and for 10 offices throughout the United States. The remaining lease commitment for the two Scottsdale offices are three and five years and the other offices are year-to-year or month-to-month. The following table sets forth the aggregate minimum future annual lease commitments at December 31, 2010 under all non-cancelable leases for the twelve months ended December 31:

2011	$206,272
2012	148,513
2013	81,172
2014	74,538
2015	60,000
$570,495

Index

Lease expense for the three months ended December 31, 2010 and 2009 was $96,645 and $217,547, respectively. Lease expense for the nine months ended December 31, 2010 and 2009 was $300,295 and $481,448, respectively.  The total of all scheduled lease payments, assuming all locations are continued at the same rates, is $323,811 per year.

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

Note 14 – Company Stock

Preferred Stock

At December 31, 2010, the Company had 1,000,000 shares of $0.001 par value preferred stock authorized and issued 100,000 of its Convertible Series A Preferred Stock in exchange for an outstanding debt of the Company. The shares have a dividend rate of 6%, or $8,000 per month commencing in April 2011, are convertible by the holder at any time that the quoted stock price of the common stock is equal to or greater than $0.32 per share. The shares are convertible at a rate of 49.24 shares of common stock for each share of preferred stock.

Common Stock

At December 31, 2010, the Company had 250,000,000 shares of $0.001 par value common stock authorized of which issued and outstanding shares were 158,174,239.

During the nine months ended December 31, 2010, the Company issued an aggregate of 5,343,947 common shares for services of consultants and others, and for interest payments and 5,500,000 shares to affiliates for the payment of accounts payable obligations recognizing an aggregate addition to stockholders’ equity/(deficit) of $192,300 based on the market price of the stock at the date of the agreements for services and interest payments and twice the market price for shares issued to affiliates at the date of issuance.

Warrants

No warrants have been exercised.

Index

At December 31, 2010, the status of the outstanding warrants is as follows:

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

The warrants have no intrinsic value at December 31, 2010.

Stock Options

At December 31, 2010, the Company had one stock option plan under which grants were outstanding. The stock options outstanding are for grants issued under the Company’s 2007 Stock Incentive Plan.

The 2007 Stock Incentive Plan

During the fiscal year ended March 31, 2008, the Company adopted a stock option plan, entitled the “2007 Incentive Plan” (the “2007 Plan”), under which the Company may grant options to purchase up to 20,000,000 shares of common stock.

The 2007 Plan is administered by the Board of Directors or a Committee of the Board of Directors which has the authority to determine the persons to whom the options may be granted, the number of shares of common stock to be covered by each option grant, and the terms and provisions of each option grant. Options granted under the 2007 Plan may be incentive stock options or non-qualified options, and may be issued to employees, consultants, advisors and directors of the Company and its subsidiaries. The exercise price of options granted under the 2007 Plan may not be less than the fair market value of the shares of common stock on the date of grant, and may not be granted more than ten years from the date of adoption of the plan or exercised more than ten years from the date of grant.  At December 31, 2010, there are no non-vested options outstanding.

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

Index

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

Note 15 – Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of shares outstanding during the period. For purposes of determining the number of shares outstanding the shares received by the acquirer in the reverse acquisition are treated as outstanding for all periods prior to the transaction.

Diluted earnings (loss) per common share adjusts basic income (loss) per common share for the effects of convertible securities, stock options, warrants and other potentially dilutive financial instruments only in periods in which such effect is dilutive. No instruments were dilutive at December 31, 2010 or 2009. The diluted income (loss) per common share excludes the dilutive effect of approximately 24,409,750 warrants and options and the equivalent of 4,924,134 of common shares available for the exercise of the conversion of preferred shares issued at December 31, 2010 and 26,259,750 of warrants and options at December 31, 2009,  since such warrants and options have an exercise price in excess of the average market value and the conversion price of the preferred stock is in excess of the market price of the Company’s common stock during the respective periods.

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

Green Planet’s business is conducted through separate legal entities that are wholly-owned subsidiaries.  Each entity has a specific set of business objectives and line of business.

Index

The Company analyzes the result of the operations of the individual entities and the segments. Green Planet does not allocate income taxes and unusual items to the segments. The segment information for the three months and nine months ended December 31, 2010 and December 31, 2009 are presented below.

For the three months ended	Additives &		Corporate
December 31, 2010	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$205,451	$9,049,627	$–	$9,255,078
Depreciation and amortization	81,245	178,819	–	260,064
Interest expense	15,944	(325,149)	235,103	(74,102)
Income/(loss) before income taxes	855,626	(203,450)	(484,362)	167,814
Net income/(loss)	855,626	(203,450)	(484,362)	167,814

For the three months ended	Additives &		Corporate
December 31, 2009	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$229,478	$15,491,731	$–	$15,721,209
Depreciation and amortization	64,351	172,314	2,701	239,365
Interest expense	20,312	376,058	500,736	897,106
Loss before income taxes	(539,449)	(896,131)	(1,286,822)	(2,722,402)
Net loss	(539,449)	(896,131)	(1,286,822)	(2,722,402)

For the nine months ended	Additives &		Corporate
December 31, 2010	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$861,613	$28,729,512	$–	$29,591,125
Depreciation and amortization	209,945	555,684	–	765,629
Interest expense	49,837	2,874,328	467,866	3,392,031
Income/(loss) before income taxes	718,462	(4,016,845)	(1,387,394)	(4,685,777)
Net income/(loss)	718,462	(4,016,845)	(1,387,394)	(4,685,777)

Balance sheet information:
Total assets	1,748,583	10,269,093	492,552	12,510,228

For the nine months ended	Additives &		Corporate
December 31, 2009	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$916,783	$47,909,140	$–	$48,825,923
Depreciation and amortization	193,050	517,387	8,101	718,538
Interest expense	369,782	1,097,346	752,336	2,219,464
Loss before income taxes	(836,765)	(3,744,467)	(3,802,735)	(8,383,967)
Net loss	(836,765)	(3,744,467)	(3,802,735)	(8,383,967)

Balance sheet information:
Total assets	$2,855,800	$16,769,024	$589,635	$20,214,459

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Index

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the three and nine months ended December 31, 2010 and 2009 as a percentage of net sales:

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2010	2009	2010	2009

NET SALES	100.0%	100.0%	100.0%	100.0%

COST OF SALES	85.4%	86.9%	84.7%	87.4%

GROSS PROFIT	14.6%	13.1%	15.3%	12.6%

OPERATING EXPENSES
Selling, general and administrative	21.5%	20.7%	20.7%	22.0%
Depreciation and amortization	2.8%	1.5%	2.6%	1.5%
Allowance for bad debts	(0.2)%	2.5%	(0.1)%	1.8%
Research and development	(10.5)%	0.0%	(3.3)%	0.0%

TOTAL OPERATING EXPENSES	13.6%	24.7%	19.9%	25.3%

INCOME/(LOSS) FROM OPERATIONS	1.0%	(11.6)%	(4.6)%	(12.7)%

Other income (expense)	0.0%	0.0%	0.3%	0.0%
Interest expense	0.8%	(5.7)%	(11.5)%	(4.5)%

LOSS BEFORE INCOME TAXES	1.8%	(17.3)%	(15.8)%	(17.2)%
Income tax benefit	0.0%	0.0%	0.0%	0.0%

NET LOSS	1.8%	(17.3)%	(15.8)%	(17.2)%

Three months ended December 31, 2010 as compared to three months ended December 31, 2009

Net Sales: Net Sales decreased from $15,721,209 in 2009 to $9,255,078 in 2010 or a decrease of $6,466,131. This represents a decrease of 41.1% over the same period a year earlier. This decrease was due to our termination of clients that refused to adhere to safety standards, the economy in general and continued interference by former employees in the operations of the Company’s business.

Gross Margin: Gross Margin increased from 13.1% to 14.6% an increase of 11.5%. This was due to fluctuations in the composition and pay levels of staff provided.

Selling, General and Administrative Expenses: The Company decreased its SG&A from $3,253,959 to $1,984,437 or a decrease of 39.0%, reflecting operational measures to reduce overhead, close unprofitable locations and achieve greater efficiency of staff.

Depreciation and Amortization: The increase in the depreciation and amortization was due to the addition of small amounts of tangible and intangible asset additions also being depreciated or amortized.

Index

Allowance for Bad Debts:   The allowance for bad debts in 2009 was attributable to the staffing segment and the filing of bankruptcy by two of its clients which made the collection of their outstanding amounts uncertain. There were no increases in the allowance for bad debts for the quarter ended December 31, 2010 and the recovery of $16,000 of formerly fully reserved amounts reflecting an improvement of 2.7% of revenue over the prior year.

Research and Development: During the quarter ended December 31, 2010 the Company evaluated its contingent research and development liability and determined that it such expenditures will not be made and as such reversed the prior expense of $978,151, an expense it had provided for several years earlier. New research and development expenditures have been limited to maintaining current products and the Company has not and will not undertake new product development until sufficient funds are available to complete and test such products.

Interest Expense: Interest expense decreased from a net expense of $897,106 to a net credit of $74,102, a net improvement of $971,208, or an improvement of 6.5% of sales over the interest expense for the prior year due primarily to the adjustment of the accrual of interest and penalties on unpaid payroll taxes of $417,418 in the current period, a decrease in derivative valuations of $152,914, and the abatement of $191,699 of accrued interest from the conversion of debt to preferred stock.

Nine months ended December 31, 2010 as compared to nine months ended December 31, 2009

Net Sales: Net Sales decreased from $48,825,923 in 2009 to $29,591,125 in 2010 or a decrease of $19,324,798. This represents a decrease of 39.4% over the same period a year earlier. This decrease was due to our termination of clients that refused to adhere to safety standards, the economy in general and the interference by former employees of the Company's business.

Gross Margin: Gross Margin increased from 12.6% to 15.3% or an increase of 21.4%. This was due to the termination of non-compliant clients and the economic impact of low margin clients that have been terminated.

Selling, General and Administrative Expenses: The Company decreased its SG&A from $10,734,835 to $6,119,748 or a decrease of $4,615,087, reflecting a decrease in the percentage of SG&A relative to sales from 22.0% of sales to 20.7% of sales, a decrease of 5.9%. The decreased dollar amount was due to the increased operating efficiencies, cost cutting measures, closing unprofitable locations and greater productivity from the staff.

Depreciation and Amortization: The increase in the depreciation and amortization was due to the addition of small amounts of tangible and intangible asset additions also being depreciated or amortized.

Allowance for Bad Debts: There has been no need for an increase in the Company's allowance for bad debts for the nine months ended December 31, 2010. The prior nine months reflected an allowance of $870,017 attributable to the staffing segment and the filing of bankruptcy by two of its clients.

Research and Development: During the quarter ended December 31, 2010 the Company evaluated its contingent research and development liability and determined that it such expenditures will not be made and as such reversed the prior expense of $978,151, an expense it had provided for several years earlier. New research and development expenditures have been limited to maintaining current products and the Company has not and will not undertake new product development until sufficient funds are available to complete and test such products.

Interest Expense: Interest expense increased from $2,219,464 to $3,392,031 for the nine months ended December 31, 2010 over the prior year nine months. The increase was due to accrual of interest on certain loans at the default rates of interest and the accrual of penalties and interest attributable to underpayment of payroll tax payments and offset by a decrease in the derivative valuations of $175,268 and the abatement of $191,699 of accrued interest from the conversion of debt to preferred stock.

Index

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

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

We have experienced net losses for the nine months ended December 31, 2010 and 2009 and positive cash flows from operations of $989,398 for the period ended December 31, 2010. The aggregate net losses for the last two fiscal years ended March 31, 2010 and 2009, aggregated $15,687,606 and $2,696,277, respectively. For the three months ended December 31, 2010, the net income was $167,814 with aggregate contributing non-cash factors of depreciation, amortization, share based payments and derivative valuation factors of $608,221 for the quarter compared to the prior year quarter of a loss of $2,722,402 and the contributing non-cash factors of depreciation, amortization, bad debts, share based payments and derivative valuation factors of $1,433,694. The net loss for the nine months ended December 31, 2010 was $4,685,777 with net aggregate contributing non-cash factors of depreciation, amortization, share based payment expense and derivative valuation factors of $1,104,439 while for the same nine months a year earlier the loss was $8,383,967 with net aggregate contributing non-cash factors of depreciation, amortization, bad debts, share based payment expense and derivative valuation factors of $3,208,499. We have funded our operations to date by borrowings from third parties and investors. In the December 31, 2010 quarter, we issued $192,300 of common stock for services, interest and payables. The inability of the Company to raise capital through the private sale of common stock or through the issuance of debt instruments at acceptable prices and in a timely manner will have a negative impact on the results of operations and viability of the Company.

As a result, the Company’s independent registered public accounting firm has issued a going concern opinion on the Company’s consolidated financial statements for the year ended March 31, 2010 contained in our Form 10-K filed with the Securities and Exchange Commission.

Substantially all of the Company’s assets are pledged as collateral for our debt obligations at December 31, 2010.  Certain of the Company's notes are in default at December 31, 2010.

The Company has commenced litigation against the sellers of the staffing business to the Company in March, 2009. The litigation seeks to rescind the purchase and other equitable relief and the Company has stopped making scheduled payments on the Purchase Note 1 ($4,805,568) and Purchase Note 2 ($1,277,553) and does not intend to make future payments on these notes. The Company has received a garnishment from the ACE with respect to the payments on the Purchase Note 1 seeking payment of the amounts due under the note for obligations of the seller.  The Company has resisted these claims and is pursuing its rights through the courts.  Substantially all of Purchase Note 2 represents potential payments to third party taxing authorities under the successor liability statutes of various states and the Company may be forced to make these payments thereon to maintain its licenses in those states. The litigation is seeking restitution of any such amounts paid under these obligations. Other notes have been modified during the year changing the maturity date and restructuring the payment structure.

At December 31, 2010, the Company does not have any significant commitments for capital expenditures.  The Company is discussing with potential customers the manufacturing and delivery logistics and depending on the results of such negotiations, the Company may be required to expand its manufacturing capabilities.  We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease arrangements for our corporate facilities and short-term purchase order commitments to our suppliers.

Index

At December 31, 2010, the Company’s aggregate of accounts payable, accrued liabilities and notes due within one year has decreased by $13,741,080 from $26,800,121 at March 31, 2010 to $13,059,041 at December 31, 2010, which was offset by the long-term tax contracts which accounted for $11,439,809 being considered long-term for a net decrease of $2,301,271. These obligations together with operating costs will have to be funded from operations and additional funding from debt and equity offerings.

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

Allowance for Doubtful Accounts – The Company provides an allowance for doubtful accounts when management estimates collectability to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $2,018,760 and $2,034,760 at December 31, 2010 and March 31, 2010, respectively.

Inventories – Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out (FIFO) method. Obsolete or abandoned inventories are charged to operations in the period that it is determined that the items are no longer viable sales products.

Property, Plant, and Equipment – Plant and equipment are carried at cost. Repair and maintenance costs are charged against operations while renewals and betterments are capitalized as additions to the related assets. The Company depreciates its plant and equipment and computers on a straight-line basis. Estimated useful life of the plant is 31 years and the equipment ranges from 3 to 10 years.

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

Impairment of Long-Lived Assets – In accordance with ASC 360-10, the Company reviews long-lived assets, including, but not limited to, property and equipment, patents and other assets, for impairment whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the sum of the expected future cash flows of an asset is less than its carrying value, an impairment measurement is required. Impairment charges are recorded to the extent that an asset’s carrying value exceeds fair value. Accordingly, actual results could vary significantly from such estimates.

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

Provisions for sales discounts and rebates to customers are recorded, based upon the terms of sales contracts, in the same period the related sales are recorded, as a deduction to the sale. Sales discounts and rebates are offered to certain customers to promote customer loyalty and encourage greater product sales.  As a general rule, the Company does not charge interest on its accounts receivable and the accounts receivable are generally unsecured.

Index

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

Selling Expenses – Included in selling, and general and administrative expenses are the commission expenses for both employees and outside sales representatives ranging from 1.5% to 11.5% per dollar of sales. Our staffing sales representatives are paid a commission on new sales.  The Company expends amounts to advertise and distinguish its products from those of its competitors through the use of in-store advertising, printed media, internet and broadcast media.   Advertising expenses for the three and nine months ended December 31, 2010 and 2009 were $26,077 and $55,431, and $5,130 and $14,742, respectively.

Research and Development – Research and development costs are expensed as incurred. There were $389 and $13,483 of research and development expenses during the three and nine months ended December 31, 2009, respectively. There was no research and development expense during the three months and nine months ended December 31, 2010.  The Company determined that the reserve for contingent research and development costs from 2005 was no longer needed and reversed the accrual for that amount, $978,151, in the quarter ended December 31, 2010.  Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition.

Income Taxes – We provide for income taxes in accordance with ASC 740-10 that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of December 31, 2010 and March 31, 2010.

Concentrations of Credit Risks – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. With respect to accounts receivable, such receivables are primarily from customers located in the United States. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition.  At December 31, 2010 and 2009, the amounts due from foreign distributors were $1,347,756 and $1,363,756, which represent 0% and 0% of net accounts receivable, respectively, after the Company had recognized prior allowance for doubtful accounts aggregating $1,347,756, after recovery of $16,000 during the current quarter, and $1,363,756 at December 31, 2010 and 2009, respectively. At December 31, 2010, the staffing business had two customers that accounted for approximately 12.0% and 10.6% and 13.1% and 11.9% of gross sales for the three and nine months then ended and for the same periods in 2009 had three customers that contributed greater than 10% of sales.  The percentages were 13.2%, 12.6%, 10.1%, 13.7%, 13.1% and 11.7%, for the same periods in 2009, respectively. In the staffing business, customer volume fluctuates with the seasons, the customers’ lines of business and other factors.

Index

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

Earnings/(Loss) Per Share

Basic earnings/(loss) per share is calculated using the weighted average number of shares outstanding during the year. The Company has adopted ASC 260-10, Earnings per Share, and uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on loss per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. The stock options and warrants as disclosed in Note 15 were not included in the computation of loss per share as their inclusion would be anti-dilutive. None of the warrants, options and convertible preferred stock were in the money at December 31, 2010.

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

Segment Information

We operate in two industry segments, the development, manufacture and sale of private and commercial vehicle energy efficient enhancement products and employee staffing services. The enhancement products are designed to extend engine life, promote fuel efficiency and reduce emissions. These products are being marketed by the Company and sales were predominantly in the United States of America and Canada .  The staffing segment was added on March 1, 2009 and provides staffing services primarily to the light industrial segment of the economy.  During the three and nine months ended December 31, 2010, the states of AZ, CA, FL and IL accounted for 84.6% and 84.8% of gross sales, respectively.  During the three and nine months ended December 31, 2009, the same states accounted for 81.1% and 80.1% of gross sales, respectively.

Litigation – The Company is and may become a party in routine legal actions or proceedings in the ordinary course of its business. Management does not believe that the outcome of these routine matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Index

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

New Accounting Pronouncements:

No new accounting pronouncements issued during the current period are expected to have a material impact on the Company’s results of operations, cash flows or financial condition.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2010, have concluded that our disclosure controls and procedures are not effective in ensuring that material information required to be disclosed is included in the reports that we file with the SEC.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

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

GREEN PLANET GROUP, INC. (Registrant)

Date: February 22, 2011	/s/ Edmond L. Lonergan
Edmond L. Lonergan President and Chief Executive Officer

Date: February 22, 2011	/s/ James C. Marshall
James C. Marshall Chief Financial Officer