Form 10-K
period 2011-03-31
GREEN PLANET GROUP, INC.
filed 2011-07-18
CIK 1372533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File No. 333-136583

GREEN PLANET GROUP, INC.
(Name of the small business issuer as specified in its charter)

Nevada	41-2145716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

14988 N. 78th Way, Suite 103, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (480) 222-6222

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

The aggregate market value of Common Stock, $.001 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the OCT:BB on July 8, 2011, was $6,461,585.

The number of shares of common stock outstanding as of July 8, 2011 was 176,531,129.

Documents incorporated by reference: None.

TABLE OF CONENTS

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

XenTx Lubricants, Inc. (“XenTx Lubricants”) manufactures and sells automotive, industrial and racing performance oils and lubricants under the name Synergyn Racing or Synergyn Performance. The Synergyn products have been manufactured and distributed for the past 20 years and are sold throughout the U.S.

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

In addition to the light industrial staffing, Lumea also has significant sales volume in the medical, aviation maintenance and IT areas.

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

Effective January 1, 2007, the Company took control of XenTx Lubricants, Inc. for an aggregate purchase price of $2,100,000 which included cash, stock and warrants. An initial payment of $100,000 was made on January 9, 2007 and a second cash payment of $150,000 was made on July 5, 2007 with the balance of $254,240 due in October 2010. This loan is currently in default and the Company intends to renegotiate this loan with the holder/employee.  On March 26, 2007, the Company issued the seller 1,400,000 shares of common stock and cashless warrants to acquire 1,400,000 shares of common stock at an exercise price of $0.75 per share. These warrants expired on March 26, 2010. In addition, the Company agreed to pay a royalty on all products sold that contain the Synergyn formulations.

Three of Lumea, Inc.’s subsidiaries: Lumea Staffing, Inc., Lumea Staffing of California and Lumea Staffing of Illinois, Inc. were incorporated on February 26, 2009 under the laws of the State of Nevada. They were formed to acquire selected assets and liabilities from Easy Staffing Solutions, Inc. The effective date of the asset purchase was March 1, 2009. The Company acquired these assets for 21.7 million shares of GPG common stock valued at $1,084,983, of which 6.7 million shares were issued to consultants, and notes for $8,750,000. In addition, it agreed to assume $2,505,694 of Accounts Payable debt and issued 2,500,000 stock options valued at $124,075 exercisable over 8 years. In conjunction with litigation against the sellers the Company has ceased payments on the notes and has cancelled the outstanding stock options and will not honor any conversion options.

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

Clean Boost™ is effective in industrial boilers and diesel engines of all sizes and can be used in marine shipping, power generation, mining, construction, ground transportation and wherever high fuel prices or compliance with emissions or opacity regulations is a concern.

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

Synergyn

Through our wholly-owned subsidiary, XenTx Lubricants, Inc. (formerly Dyson Properties), which was acquired effective January 1, 2007, we continue the sales and distribution of a 64 item product line known as Synergyn Racing, Synergyn Performance and Synergyn Lubricants. This product line was introduced over 20 years ago and has been improved as lubrication requirements have changed. With its focus on performance products, Synergyn sells its products to NASCAR, NHRA and similar racing organization participants.

XenTx Lubricants also manufactures private label products for a number of customers on a long-term contractual basis. Although some customers have unique formulas which XenTx Lubricants manufactures to their specifications, most customers utilize Synergyn’s formulas and package and rebrand these products for their customers’ use.

Lumea, Inc.

Through our wholly owned subsidiary Lumea Staffing, Inc., that was formed for purposes of implementing a roll-up strategy in the light industrial (green) staffing space. Lumea currently has 14 offices in 6 states and manages approximately 1,155 temporary employees. The company currently has four operating subsidiaries: Lumea Staffing, Inc., Lumea Staffing of California, Inc., Lumea Staffing of Illinois, Inc. and Lumea Professional, Inc. The services available through Lumea Staffing entities include:

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

We sell our retail products through auto parts suppliers and internet sales at our web sites: www.xentx.com , www.synergynracing.com and direct sales through sales representatives to commercial customers. We sell our retail and commercial product through our sales force of three and through independent sales representatives. Each sales representative tends to service one to a few retail outlets with which they have long term, strong relationships. Our compensation arrangement with these representatives is commission only.

Our products are currently sold in outlets in the United States and Canada. During the year ended March 31, 2011, no outlet accounted for more than 10% of our sales volume.  These outlets include a variety of small independent retailers.

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

We sell our complete line of staffing services utilizing our in-house national sales team. Each potential customer’s needs are thoroughly evaluated and our sales person creates a customized proposal based on our “full disclosure” pricing model. We have been successful in that the majority of our customers establish long term relationships with us. Customers that have seasonal needs return year after year for us to fulfill their labor needs. In addition, our staffing company currently provides services to approximately 140 commercial/industrial customers and these are the same customers that we target to sell our high technology, fuel efficiency, emission reducing products. As a result we have completed our initial sales cross training and now have a total of 9 sales people on our national sales team.

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

We have obtained trademark registration of our marks XenTx and Clean Boost. Generally, these trademarks do not expire if we continue to use the trademarks and file the required periodic forms with the United States Patent and Trademark Office. With the acquisition of XenTx Lubricants we acquired both the trademark for Synergyn and all of the related formulas. None of the Synergyn formulas are patented.

Production and Manufacturing

With the acquisition of XenTx Lubricants we acquired our own manufacturing facilities. With this acquisition, the Company now has the ability to manufacture, package and distribute its products. The plant consists of approximately 54,000 sq. ft. of office, manufacturing and product storage located on approximately 5.03 acres in Durant, Oklahoma. The majority of the manufacturing process is blending various raw materials into a finished product based upon a specific formula and a customer purchase order.

The Company now manufactures and packages its own products, therefore we assume substantially all of the risks associated with environmental, hazardous materials, and transportation of the products from our plant.

Research and Development

We continuously research new products and possible applications of our existing products.

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

In addition to extensive field-based customer trials completed or under way, we have funded extensive laboratory bench testing at a well-known independent testing laboratory, Southwest Research Institute in San Antonio, Texas. Test results have confirmed the effectiveness of Clean Boost. In particular, Clean Boost achieved an average percent reduction in fuel consumption of approximately 3%. It also showed improved combustion efficiency, reduced ash formation and the virtual elimination of unburned carbon in the exhaust system.

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

Employees

Our staff works for us on a consultant basis. Currently we have 5 such consultants, two of which are executives, one of which works in sales and two of which work in various administrative functions. At XenTx Lubricants there are 9 employees located in Durant, Oklahoma, which are divided into 2 management personnel, 3 administrators and 4 production personnel. These employees are paid on a weekly basis. The Lumea, Inc. group of companies involved in the industrial staffing business has approximately 62 direct and 1,155 temporary staff employees that work for the Company. None of our employees are represented by any labor union. Some of the temporary staff are covered by labor unions based on the relationship of our customers to the unions at their facilities.

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

Going-Concern

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to develop products, operate its sales force and to acquire additional businesses.   The Company has negative working capital, has incurred operating losses and requires additional capital to fund development activities, meet its obligations and maintain its operations. These conditions raise doubt about the Company’s ability to continue as a going concern.  During the year ended March 31, 2011 the Company received no funds from the issuance of new shares. The Company is in negotiations to obtain the  necessary capital to fund its operations,complete its regulatory approvals, expand production and sales and generally meet its business objectives. The Company forecasts that the equity and additional borrowing capacity that it is working to obtain will provide sufficient funds to complete its primary development activities and achieve profitable operations although the Company can provide no assurance that additional equity or additional borrowing capacity will be obtained.  Accordingly, these financial statements do not include any adjustments that might result from this uncertainty.

Workers’ Compensation Risk

The Company normally carries workers’ compensation stop-loss insurance on all of its employees. Under that agreement, the Company has retained a maximum liability on each claim, should the Company experience a significant increase in claims and severity the Company could experience significantly greater claim obligations. Further, the Company is currently honoring workers’ compensation claims for employees that were not previously covered by workers’ compensation stop-loss insurance. Should the severity of these claims increase, the Company could experience significantly greater claim obligations. Meeting these increased obligations could adversely affect the Company’s liquidity and operating results.

Delinquent Payroll Taxes

The staffing companies are delinquent in the payment of employment taxes and had a payment plan with the Internal Revenue Service and certain states and local municipalities. The Company was unable to continue payments, and became subject to an IRS levy.  The levy could have the effect of terminating that business. Further, should the Company underestimate the penalties and interest owed for delinquent employment tax payments, this could adversely affect the Company’s operating results in future periods.

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

Lumea has recently been levied by the Internal Revenue Service (“IRS”) for unpaid trust fund (payroll) taxes.

Two of Lumea’s subsidiaries' cash accounts and their relationship with their primary lender was levied in July 2011 for unpaid trust fund (payroll) taxes in the approximate amount of $14 million. The Company has reached an agreement with the IRS that provides them a 30-day grace period (through approximately August 13, 2011) to present to the IRS a potential plan of repayment, liquidation, or sale of the Company’s assets. Should the Company be unable to meet the IRS’ timeframe for providing a plan for repayment, the IRS may reassert its lien rights, which could potentially cause those businesses to be liquidated.

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

We maintain various types of insurance coverage to help offset the costs associated with certain risks to which we are exposed. We have previously experienced, and could again experience, changes in the insurance markets that result in significantly increased insurance costs and higher deductibles. For example, we are required to pay workers’ compensation benefits for our temporary and permanent employees. While we have secured coverage for occurrences during the period from March 2010 to March 2011, our insurance policies must be renewed annually, and we cannot guarantee that we will be able to successfully renew such policies for any period after the date of this filing. In the event we are not able to obtain workers’ compensation insurance, or any of our other insurance coverages, on commercially reasonable terms, our ability to operate our business would be significantly impacted and our financial condition and results of operations could suffer. If our financial results deteriorate, our insurance carrier may accelerate our premium payments or require all premiums to be paid in one initial payment. Such a change in our insurance payment terms could impact our available cash, and our financial condition or operations could suffer.

Our reserves for workers’ compensation claims, other liabilities, and our allowance for doubtful accounts may be inadequate, and we may incur additional charges if the actual amounts exceed the estimated amounts.

We incur and process workers’ compensation claims for those claims for small or routine injuries and our risk management and medical staff process these claims. For more complex or extensive injuries the claims are immediately turned over to the insurance carrier.  We will evaluate losses and coverage regularly throughout the year and make adjustments accordingly.  If actual losses under our workers’ compensation policy exceed anticipated losses the Company may be subject to increased premiums or cancelation of the policy.  We have established an allowance for estimated losses resulting from the inability of our customers to make required payments.  Although we continually review the financial strength and credit worthiness of our customers and make necessary adjustments when indicated, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, we may incur additional losses.

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

We have a revolving credit agreement with certain unaffiliated financial institutions (the “Credit Facility”) that expires in March 2012. The Credit Facility requires that we comply with certain financial covenants. Among other things, these covenants require us to maintain certain leverage and coverage ratios. Deterioration of our financial results would make it harder for us to comply with these financial covenants. We cannot be assured that our lenders would consent to any modifications on commercially reasonable terms in the future. In the event that we do not comply with the covenants and the lenders do not waive such non-compliance, then we will be in default of the Credit Facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances. Accordingly, in the event of a default under the Credit Facility, we could be required to seek additional sources of capital to satisfy our liquidity needs. These additional sources of financing may not be available on commercially reasonable terms, or at all.

We have significant working capital requirements.

We require significant working capital in order to operate our business. We have, and may, experienced periods of negative cash flow from operations and investment activities, especially during seasonal peaks in revenue experienced in the second and third quarter of the year. We invest significant cash into the opening and operations of new branches until they begin to generate revenue sufficient to cover their operating costs. We also pay our temporary employees before customers pay us for the services provided. As a result, we must maintain cash reserves to pay our temporary employees prior to receiving payment from our customers. Our collateral requirements may increase in future periods, which would decrease amounts available for working capital purposes. If our available cash balances and borrowing base under our existing credit facility do not grow commensurate with the growth in our working capital requirements, or if our banking partners experience cash shortages or are unwilling to provide us with necessary cash, we could be required to explore alternative sources of financing to satisfy our liquidity needs, or be forced to curtail or cease operations.

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

The Company owns its operating plant and facilities in Durant, Oklahoma. This property consists of 5.03 acres of land with three buildings totaling 53,459 square feet of industrial and office space. The property is subject to a first mortgage loan of approximately $802,550. This facility is the Company’s blending, bottling and distribution center for its XenTx and Synergyn products. The Company leases corporate offices of approximately 2,336 square feet in Scottsdale, Arizona at a current annual rate of $31,817 and the staffing company also leases office space of 2,664 square feet, also located in Scottsdale, Arizona at a current annual rate of $35,873.  In addition, the company also leases 14 small offices throughout the U.S. at an annual cost of approximately $224,623.

ITEM 3.	LEGAL PROCEEDINGS

On January 20, 2010, Ace American Insurance Company (“ACE”) filed in the Superior Court of Arizona, County of Maricopa, case number CV2009-030709, a writ of garnishment on Lumea, Inc. (“Lumea”) seeking payment of amounts totalling approximately $6 million due the Sellers of Easy Staffing Services, Inc. be made to ACE.  Our subsidiary, Lumea, has stopped all payments to the Sellers based on its pending lawsuit against the Sellers in conjunction with the acquisition of the staffing business in March, 2009. Lumea continues to defend its position.

On May 12, 2008, AJW Partners, LLC, AJW Offshore, Ltd, AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC filed in New York Supreme Court, New York County Index No. 601425/08, against Green Planet Group, Inc. seeking specific performance for the conversion of debt to 450,000 shares of common stock of the Company. Discovery was completed in October, 2010. We have two principal arguments for summary judgment. First, that under a subordination agreement while another lender, plaintiffs were required to obtain written consent before suing on their agreements and have failed to do so. Second, that because we tendered the amount of stock plaintiffs were seeking in the case in the first quarter of 2012, that the case should be deemed moot. Argument was conducted on May 2, 2011 and a decision should be rendered some time in the next couple of months.

On January 10, 2011, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA and Illinois National Insurance Company, (the “Plaintiffs”) filed suit in the Superior Court of the State of California, County of Los Angeles, case number BC451795 against 73 defendants including Lumea Staffing of CA, Inc., claiming that Optima Staffing, Inc. mislead plaintiffs by providing insurance through plaintiffs, requesting rescission of policies and coverage for workers’ compensation claims for coverage provided to others by Optima.  The Company believes that the certificates of insurance issued by Optima on behalf of plaintiffs were valid, had paid the premiums thereon, and had good reason to rely on such actions.  The Company will defend its position and the obligations of the plaintiffs to honor their insurance coverage.

In relation to the Company's acquisition of Industrial Staffing Concepts Corporation ("ISCC") during January 2010, the seller has claimed amounts due by the Company of $165,275 for damages related to breach of obligations and $37,000 for Earn-Out payments.  Management believes the claims are baseless and the likelihood of the incurrence of a liability to be remote.  Accordingly, no accrual was deemed necessary at March 31, 2011.

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

The following is the range of high and low bid prices for our common stock for the periods indicated:

	Bid Prices
	High	Low

Quarter ended June 30, 2009	$0.10	$0.03
Quarter ended September 30, 2009	$0.16	$0.04
Quarter ended December 31, 2009	$0.12	$0.04
Quarter ended March 31, 2010	$0.08	$0.02
Quarter ended June 30, 2010	$0.04	$0.01
Quarter ended September 30, 2010	$0.02	$0.01
Quarter ended December 31, 2010	$0.02	$0.01
Quarter ended March 31, 2011	$0.02	$0.01

Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

Stockholders

As of July 8, 2011, the number of stockholders of record was approximately 700.

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

None.

Equity Compensation Plan Information

None.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the years ended March 31, 2011 and 2010 as a percentage of net sales:

	2011	2010

NET SALES	100.0%	100.0%

COST OF SALES	83.7%	87.6%

GROSS PROFIT	16.3%	12.4%

OPERATING EXPENSES
Selling, general and administrative	23.8%	24.1%
Depreciation and amortization	2.9%	1.9%
Allowance for bad debts	0.0%	2.6%
Impairment of goodwill and intangibles	18.9%	7.6%
Research and development	(2.6)%	0.0%

TOTAL OPERATING EXPENSES	42.9%	36.1%

LOSS FROM OPERATIONS	(26.6)%	(23.8)%

Other income (expense)	0.5%	0.0%
Interest expense	(15.6)%	(3.6)%

LOSS BEFORE INCOME TAXES	(41.6)%	(27.3)%
Income tax benefit	0.0%	0.0%

NET INCOME (LOSS)	(41.6)%	(27.3)%

Year ended March 31, 2011 as compared to year ended March 31, 2010

Net Sales: Net Sales decreased from $57,380,667 in 2010 to $37,070,376 in 2011 or a decrease of $20,310,291.  This represents a decrease of 35.4% over the prior year. During the prior year we terminated the President/former owner of the acquired staffing business which resulted in a disruption of our daily business, loss of clients and loss of a number of employees. In addition, we continually evaluate clients for safety and costs and adjust our client base accordingly.  Also, the Company has concentrated on the commercial/industrial market, particularly with long haul trucking fleets and large earth moving equipment companies. These types of sales while larger than the individual retail sale also take longer to bring to fruition because of testing and verification of the characteristics of our products.

Gross Profit: Gross Profit increased from  12.4% to 16.3% or an increase of  31.5%. This was due to the improved client mix, new clients and improved pricing to some of our existing clients  from the staffing companies.

Selling, General and Administrative Expenses: The Company decreased its SG&A from $13,820,537 to $8,819,629, or a decrease of $5,000,908 or 36.2%. We have taken measures to improve efficiency, curtail expenses and match variable costs to regional staffing demands.

Depreciation and Amortization: The increase in the depreciation and amortization was due to the addition of small amounts of tangible and intangible asset additions also being depreciated or amortized.

Allowance for Bad Debts: The Company's allowance for bad debts for the year ended March 31, 2011 was a net decrease of $1,497,020. The prior year reflected an expense of $1,483,250 attributable $724,524 to the staffing segment and $758,726 to the additive business including an allowance for foreign accounts.  This decease was due to the Company fully reserving the remaining foreign account in the prior year, and an improved client mix in the current year.

Research and Development: During the year ended March 31, 2011 the Company evaluated its contingent research and development liability and determined that such expenditures will likely not be made and as such reversed the prior expense accrual of $978,151, an estimated expense it had provided for several years earlier. New research and development expenditures have been limited to maintaining current products and the Company has not and will not undertake new product development until sufficient funds are available to complete and test such products.

Other Income:  Other income increased from $26,400 to $199,699 for the year ended March 31, 2011 over the prior year.  The increase was primarily due to the abatement of $191,699 of accrued interest from the conversion of debt to preferred stock.

Impairment of Goodwill and Intangibles:  The Company analyzes its intangibles and goodwill at least annually and determined there was an impairment of the carrying value in both 2011 as well as 2010.

Interest Expense: Interest expense increased from $2,080,883 to $5,768,901 for the year ended March 31, 2011 over the prior year. The increase was due to accrual of interest on certain loans at the default rates of interest and the accrual of penalties and interest attributable to underpayment of payroll tax payments and offset by a decrease in the derivative valuations of $92,547.

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

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

We have experienced net losses and negative cash flows from financing and investing activities for the fiscal years 2011 and 2010. The net losses for the last two fiscal years were $15,439,778 and $15,687,606, respectively.  As a result, the Company’s independent registered public accounting firm has issued a going concern opinion on the Company’s consolidated financial statements for the years ended March 31, 2011 and 2010.  Contributing factors to the 2011 results of operations of the staffing business, which resulted in a loss for the year of $13,874,694 compared to 2010 which had a loss of $10,745,049, were the following:  Included in the staffing loss was non-cash adjustments for an impairment write-down of goodwill and amortizable intangibles in the amount of $6,736,599, depreciation and amortization of $807,295 and allowance for doubtful accounts of $69,230 compared to $4,335,151, $710,197, and $724,524 for those same accounts a year earlier. The additive business also recognized $253,444, $263,127 and $(83,000) for an impairment write-down of amortizable intangibles, depreciation and amortization and allowance for doubtful accounts, compared to $0, $358,581 and $758,726, respectively, for a year earlier. The Company sold no stock during the year and did not add any other equity or debt proceeds during the period. We were able to issue some stock for services, interest and acquisitions and to convert some debt to preferred and common stock during the year which allowed us to conserve some cash proceeds. Accounts payable and accrued liabilities increased during 2011 by approximately $6,950,528. The Company has negative working capital of approximately $33 million at year end.  The Company is working to renegotiate or replace certain debt and find new sources of equity and debt financing in the coming months.

Substantially all of the Company’s assets are pledged as collateral for our debt obligations at March 31, 2011.

In July 2010, the Company commenced litigation against the sellers of the staffing business sold to the Company in March 2009. The litigation seeks to rescind the purchase and other equitable relief and the Company has stopped making scheduled payments on the Purchase note 1 ($4,647,970) and Purchase note 2 ($1,078,871) and does not intend to make future payments on these notes. The Company has included the Purchase note 1 note in the due within one year pursuant to generally accepted accounting principles (GAAP). The Company has received a garnishment from the ACE Insurance Company with respect to the payments on the Purchase note 1 seeking payment of the amounts due under the note for obligations of the seller prior to the purchase of assets by the Company.  The Company has resisted these claims and is pursuing its rights through the courts.  Substantially all of Purchase note 2 represents potential payments to third party taxing authorities under the successor liability statutes of various states and the Company may be forced to make these payments thereon to maintain its licenses in those states. The litigation is seeking restitution of any such amounts paid under these obligations. Should the Company prevail in the rescission, the Company would recognize income in the amount of the debt discharged, plus any other recoveries it may receive.  Other notes have been modified during the year changing the maturity date and restructuring the payment structure.

At March 31, 2011, the Company does not have any significant commitments for capital expenditures.  The Company is discussing with potential customers the manufacturing and delivery logistics and depending on the results of such negotiations, the Company may be required to expand its manufacturing capabilities.  We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease arrangements for our corporate facilities and short-term purchase order commitments to our suppliers.

At March 31, 2011, the Company’s aggregate of accounts payable, accrued liabilities and notes due within one year has increased to approximately $31,600,000 from $26,800,000.  These obligations together with operation costs will have to be funded from operations and additional funding from debt and equity offerings.

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

Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts when management estimates collectability to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $1,503,550 and $2,034,760 at March 31, 2011 and 2010, respectively.

Inventories - Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out (FIFO) method. Obsolete or abandoned inventories are charged to operations in the period that it is determined that the items are no longer viable sales products.  The Company did not deem an allowance for slow moving and obsolete inventory to be necessary as of March 31, 2011 and 2010.

Property, Plant, and Equipment - Property, plant and equipment are carried at cost. Repair and maintenance costs are charged against operations while renewals and betterments are capitalized as additions to the related assets. The Company depreciates its property, plant and equipment and computers on a straight line basis. Estimated useful life of the plant is 31 years and the equipment ranges from 3 to 10 years.

Intangible Assets - Intangible assets consist of patents, trademarks, government approvals and customer relationships (including client contracts). For financial statement purposes, identifiable intangible assets with a defined life are being amortized using the straight-line method over the estimated useful lives of seven years for the EPA license and 5 years for the customer relationships. Costs incurred by the Company in connection with patent, trademark applications and approvals from governmental agencies such as the Environmental Protection Agency, including legal fees, patent and trademark fees and specific testing costs, are expensed as incurred. Purchased intangible costs of completed developments are capitalized and amortized over an estimated economic life of the asset, generally seven years, commencing on the acquisition date. Costs subsequent to the acquisition date are expensed as incurred.  During the year ended March 31, 2011, the Company recognized impairment losses of $2,365,372 on amortizable intangibles.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired by Lumea. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. The Company performs an annual impairment test each year and in the event that facts and circumstances indicate that goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required. The Company’s testing approach will utilize a discounted cash flow analysis to determine the fair value of its reporting units for comparison to their corresponding book values.  If the book value exceeds the estimated fair value for a reporting unit, a potential impairment is indicated. ASC 350-10 and ASC 360-10 prescribes the approach for determining the impairment amount, if any.  During the years ended March 31, 2011 and 2010, the Company recognized impairment losses of $4,624,671 and $4,355,151, respectively, in conjunction with goodwill valuation for the period.

Impairment of Long-Lived Assets - In accordance with ASC 360-10,  the Company reviews long-lived assets, including, but not limited to, property and equipment, patents and other assets, for impairment whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the sum of the expected future cash flows of an asset is less than its carrying value, an impairment measurement is required. Impairment charges are recorded to the extent that an asset’s carrying value exceeds fair value. During the year ended March 31, 2011 the Company recognized impairment valuations on the amortizable intangibles of customer relationships and EPA licenses of $2,111,928 and $253,444, respectively, based on the income approach using the estimated discounted cash flows related to these activities.

Fair Value Disclosures - The carrying values of accounts receivable, deposits, prepaid expenses, accounts payable and accrued expenses generally approximate the respective fair values of these instruments due to their current nature.

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

Components of Cost of Sales - Cost of sales is comprised of raw material costs including freight and duty, inbound handling costs associated with the receipt of raw materials, contract manufacturing costs, third party bottling and packaging, maintenance and storage costs, plant and engineering overhead allocation, terminals and other warehousing costs, and handling costs. The components of cost of sales of the staffing business are primarily the personnel costs of labor, payroll taxes, and other direct costs of maintaining employees, excluding workers' compensation expense.

Selling Expenses - Included in selling, general and administrative expenses are the commission expenses for both employees and outside sales representatives ranging from 1.5% to 11.5% per dollar of sales. Our staffing sales representatives are paid a commission on new sales.  The Company expends significant amounts to advertise and distinguish its products from those of its competitors through the use of in-store advertising, printed media, internet and broadcast media.

Research, Testing and Development - Research, testing and development costs are expensed as incurred. Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition.

Income Taxes - We provide for income taxes in accordance with ASC 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

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

Stock-Based Compensation - We account for stock-based awards to employees and non-employees using the accounting provisions of ASC 718-10, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Shares of common stock issued in connection with acquisitions are also recorded at their estimated fair values based on the Hull-White enhanced option-pricing model. The standard establishes the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The statement also requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.  All stock-based awards to employees and non-employees expired on March 25, 2011.

Loss per share - Basic loss per share is calculated using the weighted average number of shares outstanding during the year. The Company has adopted ASC 260-10, Earnings per Share - Overall , and uses the treasury stock method to compute the dilutive effect of warrants and similar instruments. Under this method, the dilutive effect on loss per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. As the Company has incurred net losses since its inception, the warrants as disclosed in note 14 of the financial statements were not included in the computation of loss per share as their inclusion would be anti-dilutive.

Segment Information - We operate in two industry segments, the development, manufacture and sale of private and commercial vehicle energy efficient enhancement products, and employee staffing services. The enhancement products are designed to extend engine life, promote fuel efficiency and reduce emissions. These products are being marketed by the Company and sales were predominantly in the United States of America, Canada, Mexico and Africa.  The staffing segment was added on March 1, 2009 and provides staffing services primarily to the light industrial segment of the economy.  During the years ended March 31, 2011 and 2010, the states of AZ, CA, FL and IL accounted for 86% and 80%, respectively, of total gross sales of the staffing segment.

New accounting pronouncements:

FASB Accounting Standards Update ("ASU")  No. 2010-13 was issued in April 2010, and amends and clarifies ASC 718 with respect to the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU was effective for the fourth quarter of 2011 and did not have a material effect on the Company.

In January 2010, ASU No. 2010-06 "Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurement" was issued, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

1.
Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 "Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test For Reporting Units With Zero or Negative Carrying Amounts" ("ASU 2010-28").Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations" ("ASU 2010-29"). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

ASU No. 2011-04 was issued May 2011, and amends ASC 820, Fair Value Measurement. This amendment is meant to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards.  This ASU will be effective during interim and annual periods beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements that constitute Item 8 are included at the end of this report beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this Annual Report, management performed, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which serve as the principal executive officer and principal financial officer, respectively, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding disclosures. Based upon that evaluation, our CEO and CFO concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC as a result of the material weaknesses in our internal controls described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting, (“ICFR”) as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP.  A company’s ICFR includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets and of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, ICFR may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Accordingly, even an effective system of ICFR will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of our ICFR as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, management concluded that, as of March 31, 2011, the Company’s ICFR was not effective at the reasonable assurance level because we identified the following material weaknesses:

The Company did not have adequate segregation of duties in its cash disbursement process. Also, mitigating controls, such as monitoring controls, were not determined to be effective to mitigate the risk of material misstatement. Further, the Company did not have adequate controls in place over the authorization and recording of manual journal entries and over the authorization and retention of supporting documentation.

We believe that the weaknesses in our disclosure controls and procedures and procedures and our internal control over financial reporting are a direct consequence of our size, resource constraints and the nature of our business. If and until there is a significant improvement in our resources the Company does not intend to expend much needed operating funds to change accounting systems or add administrative personnel.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons are our executive officers and directors as of the date hereof:

Name	Age	Position

Edmond Lonergan	65	Chairman, President
James Marshall	66	Chief Financial Officer, Secretary, Director
Edward Miller	68	Director
Pat Choate	70	Director

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

The Board of Directors met three times during fiscal 2011. During that time, each Board member attended all of the meetings of the Board held during that period.

Board of Directors - Committees

We have an Audit Committee and a Compensation Committee.

Audit Committee. The Audit Committee, currently consisting of Mr. Miller and Mr. Choate, reviews the audit and control functions of Green Planet Group, Inc., the Company’s accounting principles, policies and practices and financial reporting, the scope of the audit conducted by our company’s auditors, the fees and all non-audit services of the independent auditors and the independent auditors’ opinion and letter of comment to management and management’s response thereto. The Audit Committee was designated on October 1, 2005 and held four meetings during the fiscal year ended March 31, 2011.

Compensation Committee. The Compensation Committee is currently comprised of two non-employee Board members, Pat Choate and Edward Miller. The Compensation Committee reviews and recommends to the Board the salaries, bonuses and perquisites of our company’s executive officers. The Compensation Committee also reviews and recommends to the Board any new compensation or retirement plans and administers such plans. No executive officer of our company serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our company’s Board of Directors or Compensation Committee. The Compensation Committee held no meetings during the fiscal year ended March 31, 2011.

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

Summary Compensation Table

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Total ($)

Edmond L. Lonergan, Chief Executive Officer,	2011	$120,000	$60,000	$180,000
President and Director, Principle Executive Officer	2010	$63,184	$60,000	$123,184
	2009	$98,125	$40,000	$138,125

James C. Marshall, Chief Financial Officer,	2011	$120,000	$50,000	$170,000
Secretary, Treasurer and Director, Principle	2010	$64,000	$30,000	$94,000
Accounting Officer	2009	$89,773	$20,000	$109,773
____________
(1)	Based on fair market value of common stock on date of award.

Compensation of Directors

During the fiscal year 2011 no independent director was awarded any shares.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables present information, to the best of the Company’s knowledge, about the beneficial ownership of its common stock on June 28, 2011, relating to the beneficial ownership of the Company’s common stock by those persons known to beneficially own more than 5% of the Company’s capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 176,531,129 shares of common stock outstanding as of July 8, 2011.

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

Security Ownership of Certain Beneficial Owners

	Amount of	Percent
Name and Address of Beneficial Owner	Beneficial Ownership	of Class (1)

Edmond Lonergan	13,979,834	7.9%
Chairman, CEO, President
14988 N. 78th Way, Suite 103
Scottsdale, AZ 85260

Cliff Blake	9,955,500	5.6%
9724 E. Jagged Peak Rd.
Scottsdale, AZ 85262

Total	23,935,334	13.6%
____________
(1)	Rounded to the nearest tenth of a percent.

Security Ownership of Management

	Amount of	Percent
Name and Address of Beneficial Owner	Beneficial Ownership	of Class (1)

Edmond Lonergan	13,979,834	7.9%
Chairman, President
14988 N. 78th Way, Suite 103
Scottsdale, AZ 85260

James Marshall	4,200,000	2.4%
Chief Financial Officer
14988 N. 78th Way, Suite 103
Scottsdale, AZ 85260

Edward Miller	418,334	*
Director
14988 N. 78th Way, Suite 103
Scottsdale, AZ 85260

Pat Choate	523,334	*
Director
14988 N. 78th Way, Suite 103
Scottsdale, AZ 85260

All executive officers and directors as a group (4 persons)	19,121,502 (2)	10.8%
____________
*	Less than 1%.
(1)	Rounded to the nearest tenth of a percent.
(2)	Includes shares beneficially owned by officers and directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to the Company’s knowledge, any of its directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In March 2011, the Board of Directors authorized engaging Semple, Marchal & Cooper, LLP (“SMC”) as the Company’s independent accountants to audit the Company’s financial statements for the fiscal year ending March 31, 2011.

Audit Fees. The aggregate fees billed for the annual audit of financial statements for the year ended March 31, 2010 and the review of our quarterly reports for the year ended March 31, 2011 amounted to approximately $221,105.

Audit Related Fees. For the year ended March 31, 2011, SMC billed $36,979 for other audit related fees.

Tax Fees. For the year ended March 31, 2011, no fees were billed by SMC for tax services.

All Other Fees. For the year ended March 31, 2011, SMC billed $19,305 for non-audit services.

The above-mentioned fees are set forth as follows in tabular form:

	2011	2010

Audit Fees	$$221,105	$155,439
Audit Related Fees	36,979	141,945
Tax Fees	–	–
All Other Fees	19,305	–

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

GREEN PLANET GROUP, INC.

Dated: July 18, 2011	By:	/s/ Edmond L. Lonergan

By: Edmond L. Lonergan Its: Chief Executive Officer (Principal Executive Officer) and Director

Dated: July 18, 2011	By:	/s/ James C. Marshall

By: James C. Marshall Its: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 18, 2011	/s/ Edmond L. Lonergan

Edmond L. Lonergan – Chief Executive Officer and Director

Dated: July 18, 2011	/s/ James C. Marshall

James C. Marshall – Chief Financial Officer and Director

Dated: July 18, 2011	/s/ Ed Miller

Ed Miller – Director

Dated: July 18, 2011	/s/ Pat Choate

Pat Choate – Director

EXHIBIT INDEX

Number	Exhibit

2.1	Purchase and Sale Agreement dated as of January 5, 2007 between Dyson Properties, Inc. and ATME Acquisitions, Inc., and wholly owned subsidiary of EMTA Holdings, Inc. (2)
3.1	Certificate of Incorporation (1 and 8)
3.2	By-Laws (1)
4.1	Form of Callable Secured Convertible Note (1)
4.2	Form of Stock Purchase Warrant (1)
4.3	Amendment to Warrant (1)
10.1	Agreement, dated October 1, 2004, between EMTA Corp. and Corporate Architects, Inc. (1)
10.2	Agreement, dated June 15, 2006, between the Company and James Marshall (1)
10.3	Securities Purchase Agreement, dated April 28, 2006, by and among the Company, AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (1)
10.4	Registration Rights Agreement, dated April 28, 2006, by and among the Company, AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (1)
10.5	Security Agreement, dated as of April 28, 2006, by and among the Company, AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (1)
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

We have audited the accompanying consolidated balance sheets of Green Planet Group, Inc. as of March 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Planet Group, Inc. at March 31, 2011 and 2010, and the results of its operations, changes in stockholders' deficit, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Phoenix, Arizona
July 18, 2011

Green Planet Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	March 31,
	2011	2010
ASSETS

Current Assets:
Cash	$305,049	$880,808
Accounts receivable, net of allowance for doubtful accounts	3,019,692	3,330,736
Inventory	254,986	280,122
Prepaid expenses	312,009	476,169
Total Current Assets	3,891,736	4,967,835
Property, plant and equipment, net of accumulated depreciation	1,485,337	1,747,645
Other Assets:
Other assets	211,927	570,426
Intangible assets	–	3,224,524
Goodwill	–	4,624,671
Total Other Assets	211,927	8,419,621
Total Assets	$5,589,000	$15,135,101

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$1,367,199	$1,249,239
Accounts payable - Affiliates	470,275	273,555
Accrued liabilities	4,232,183	4,862,937
Accrued payroll, taxes and benefits	16,666,660	9,400,058
Cashless warrant liability	3,531	10,496
Notes payable and amounts due within one year	8,838,922	11,014,332
Convertible notes payable	5,054,100	5,054,100
Derivative liability	166,133	251,715
Total Current Liabilities	36,799,003	32,116,432
Notes payable due after one year	2,073,049	2,963,104
Total Liabilities	38,872,052	35,079,536

Stockholders' Deficit
Preferred Stock, $0.001 par value, 1,000,000 shares authorized; 100,000 and 0 Class A Preferred shares issued and outstanding at March 31, 2011 and 2010, respectively	100	–
Additional paid-in capital – Preferred Stock	1,575,623	–
Common Stock, $0.001 par value, 250,000,000 shares authorized; 174,831,129 and 147,330,292 shares issued and outstanding at March 31, 2011 and 2010, respectively	174,831	147,330
Additional paid-in capital – Common Stock	16,678,528	16,180,591
Accumulated deficit	(51,712,134)	(36,272,356)
Total Stockholders' Deficit	(33,283,052)	(19,944,435)
Total Liabilities and Stockholders' Deficit	$5,589,000	$15,135,101

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the years ended
	March 31,	March 31,
	2011	2010

Sales, net of returns and allowances	$37,070,376	$57,380,667
Cost of sales	31,043,233	50,272,331

Gross Profit	6,027,143	7,108,336

Operating Expenses:
Selling, general and administrative	8,819,629	13,820,537
Depreciation and amortization	1,070,422	1,068,778
Allowance for bad debts	(13,770)	1,483,250
Impairment of goodwill and intangibles	6,990,097	4,355,151
Research and development	(968,659)	13,743

Total Operating Expenses	15,897,719	20,741,459

Loss From Operations	(9,870,576)	(13,633,123)

Other Income and (Expense):
Other income	199,699	26,400
Interest expense	(5,768,901)	(2,080,883)

Loss before provision for income taxes	(15,439,778)	(15,687,606)

Provision for income taxes	–	–

Net Loss	$(15,439,778)	$(15,687,606)

Loss per share:
Basic and diluted loss per share	$(0.10)	$(0.12)
Weighted average shares outstanding - basic and diluted	152,019,007	131,084,184

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Deficit

			Additional
			Paid-In			Additional
	Preferred		Capital	Common		Paid-In	Accumulated
	Shares	Amount	Preferred	Shares	Amount	Capital	Deficit	Total

Balance March 31, 2009	–	$–	$–	117,440,764	$117,441	$14,590,073	$(20,584,750)	$(5,877,236)

Shares issued for cash	–	–	–	4,380,000	4,380	115,620	–	120,000
Shares issued for acquisition and payables	–	–	–	6,221,996	6,222	330,986	–	337,208
Shares issued for services of consultants and others	–	–	–	18,556,182	18,556	922,844	–	941,400
Shares issued for interest expense	–	–	–	731,350	731	19,769	–	20,500
Stock option expense	–	–	–	–	–	201,299	–	201,299
Net loss for the year ended March 31, 2010	–	–	–	–	–	–	(15,687,606)	(15,687,606)
Balance March 31, 2010	–	$–	$–	147,330,292	$147,330	$16,180,591	$(36,272,356)	$(19,944,435)

Conversion of Note payable to Preferred Stock – Series A	100,000	100	1,575,623	–	–	–	–	1,575,723
Conversion of Note payable to Common Stock	–	–	–	13,276,890	13,277	252,261		265,538
Shares issued for services of consultants and others	–	–	–	7,145,000	7,145	107,755	–	114,900
Shares issued for accounts payable – affiliates	–	–	–	5,500,000	5,500	104,500	–	110,000
Shares issued for interest payments	–	–	–	1,578,947	1,579	33,421	–	35,000
Net loss for the year ended March 31, 2011	–	–	–	–	–	–	(15,439,778)	(15,439,778)
Balance March 31, 2011	100,000	$100	$1,575,623	174,831,129	$174,831	$16,678,528	$(51,712,134)	$(33,283,052)

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the years ended
	March 31,	March 31,
	2011	2010

Cash Flows from Operating Activities:
Net Loss	$(15,439,778)	$(15,687,606)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,070,422	1,068,778
Bad debt provision	(13,770)	1,483,250
Impairment of goodwill and intangibles	6,990,097	4,355,151
Amortization of debt discount and consulting expenses	402,286	–
Change in derivative valuation	(85,582)	(540,017)
Shares issued for services and interest	149,900	961,900
Stock option expense	–	201,299
Cashless warrant conversion	(6,965)	(47,380)
Loss on abondonment of leasehold improvements	68,228	–

Changes in assets and liabilities
Receivables	324,814	(464,120)
Inventory	25,136	89,281
Prepaid expenses	(18,655)	1,178,263
Other assets	153,402	(275,054)
Accounts payable	117,960	352,320
Accounts payable - affiliates	306,720	107,990
Accrued liabilities	6,375,937	9,497,969
Cash provided by operating activities	420,152	2,282,024

Cash Flows from Investing Activities:
Net operating assets acquired in acquisitions	–	33,022
Net cash paid in acquisitions	–	(38,869)
Capital expenditures	(17,243)	(93,080)
Cash used by investing activities	(17,243)	(98,927)

Cash Flows from Financing Activities:
Repayment of debt	(978,668)	(1,892,577)
Net proceeds from issuance of common shares	–	120,000
Net cash used by financing activities	(978,668)	(1,772,577)
Net increase (decrease) in cash	(575,759)	410,520
Cash at beginning of period	880,808	470,288
Cash at end of period	$305,049	$880,808
(Continued)
See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Continued)

	For the years ended
	March 31,	March 31,
	2011	2010

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,226,434	$769,985
Income taxes	$–	$–

Non Cash Activities:
Common stock issued for services, payable and interest	$259,900	$961,900
Stock issued in acquisitions	$–	$24,000
Conversion of debt to preferred stock	$1,575,723	$–
Conversion of debt to common stock	$265,538	$–

See accompanying notes to these consolidated financial statements.

Green Planet Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2011 and 2010

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

Nature of the Business - We are a specialty energy conservation chemical company that produces and supplies technologies to the global transportation, industrial and consumer markets. These technologies include gasoline, oil and diesel additives for engines and other transportation-related fluids and industrial lubricants. We also operate an industrial staffing and employment business by providing employees to the light industrial, medical, aviation maintenance  and IT industries on a national basis.

Continuance of Operations

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to develop products, operate its sales force and to acquire additional businesses. The Company has negative working capital, has incurred operating losses and requires additional capital to fund development activities, meet its obligations and maintain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  During the year ended March 31, 2011, the Company did not issue any common stock for cash proceeds.  During the year ended March 31, 2010, the Company received $120,000 for the issuance of 4,380,000 shares of common stock. The Company is in negotiations to obtain additional necessary capital to complete its regulatory approvals, expand production and sales and generally meet its business objectives. The Company forecasts that the equity and additional borrowing capacity that it is working to obtain will provide sufficient funds to complete its primary development activities and achieve profitable operations although the Company can provide no assurance that additional equity or additional borrowing capacity will be obtained.  As a result, the Company’s independent registered public accounting firm has issued a going concern opinion on the Company’s consolidated financial statements for the year ended March 31, 2011.   Accordingly, these financial statements do not include any adjustments that might result from this uncertainty.

Note 2 - Significant Accounting Policies

Consolidation - The consolidated financial statements include the accounts of Green Planet Group, Inc. and its consolidated subsidiaries and wholly-owned limited liability company. All significant intercompany transactions and balances have been eliminated.

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

Cash Equivalents - The Company invests its excess cash in short-term investments with various banks and financial institutions. Short-term investments are cash equivalents, as they are part of the cash management activities of the company and are comprised of investments having maturities of three months or less at inception.

Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts when management estimates collectability to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $1,503,550 and $2,034,760 at March 31, 2011 and 2010, respectively.

Inventories - Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out (FIFO) method. Obsolete or abandoned inventories are charged to operations in the period that it is determined that the items are no longer viable sales products.  The Company did not deem an allowance for slow moving and obsolete inventory to be necessary as of March 31, 2011 and 2010.

Property, Plant, and Equipment - Property, plant and equipment are carried at cost. Repair and maintenance costs are charged against operations while renewals and betterments are capitalized as additions to the related assets. The Company depreciates its property, plant and equipment and computers on a straight line basis. Estimated useful life of the plant is 31 years and the equipment ranges from 3 to 10 years.

Intangible Assets - Intangible assets consist of patents, trademarks, government approvals and customer relationships (including client contracts). For financial statement purposes, identifiable intangible assets with a defined life are being amortized using the straight-line method over the estimated useful lives of seven years for the EPA license and 5 years for the customer relationships. Costs incurred by the Company in connection with patent, trademark applications and approvals from governmental agencies such as the Environmental Protection Agency, including legal fees, patent and trademark fees and specific testing costs, are expensed as incurred. Purchased intangible costs of completed developments are capitalized and amortized over an estimated economic life of the asset, generally seven years, commencing on the acquisition date. Costs subsequent to the acquisition date are expensed as incurred.  During the year ended March 31, 2011, the Company recognized impairment losses of $2,365,372 on amortizable intangibles.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired by Lumea. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. The Company performs an annual impairment test each year and in the event that facts and circumstances indicate that goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required. The Company’s testing approach will utilize a discounted cash flow analysis to determine the fair value of its reporting units for comparison to their corresponding book values.  If the book value exceeds the estimated fair value for a reporting unit, a potential impairment is indicated. ASC 350-10 and ASC 360-10 prescribes the approach for determining the impairment amount, if any.  During the years ended March 31, 2011 and 2010, the Company recognized impairment losses of $4,624,271 and $ 4,355,151, respectively, in conjunction with goodwill valuation for the period.

Impairment of Long-Lived Assets - In accordance with ASC 360-10,  the Company reviews long-lived assets, including, but not limited to, property and equipment, patents and other assets, for impairment annually or whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the sum of the expected future cash flows of an asset is less than its carrying value, an impairment measurement is required. Impairment charges are recorded to the extent that an asset’s carrying value exceeds fair value. During the year ended March 31, 2011 the Company recognized impairment valuations on the amortizable intangibles of customer relationships and EPA licenses of $2,111,928 and $253,444, respectively, based on the income approach using the estimated discounted cash flows related to these activities.

Fair Value Disclosures - The carrying values of accounts receivable, deposits, prepaid expenses, accounts payable and accrued expenses generally approximate the respective fair values of these instruments due to their current nature.

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

Components of Cost of Sales - Cost of sales is comprised of raw material costs including freight and duty, inbound handling costs associated with the receipt of raw materials, contract manufacturing costs, third party bottling and packaging, maintenance and storage costs, plant and engineering overhead allocation, terminals and other warehousing costs, and handling costs. The components of cost of sales of the staffing business are primarily the personnel costs of labor, payroll taxes, and other direct costs of maintaining employees, excluding workers' compensation expense.

Selling Expenses - Included in selling, general and administrative expenses are the commission expenses for both employees and outside sales representatives ranging from 1.5% to 11.5% per dollar of sales. Our staffing sales representatives are paid a commission on new sales.  The Company expends significant amounts to advertise and distinguish its products from those of its competitors through the use of in-store advertising, printed media, internet and broadcast media.   Advertising expenses for 2011 and 2010 were $46,967 and $16,402, respectively, and are expensed as incurred.

Research, Testing and Development - Research, testing and development costs are expensed as incurred. Research and development expenses, including testing, were $9,492 and $13,743 for the years ended March 31, 2011 and 2010, respectively. The Company determined that the reserve for contingent research and development costs from 2005 was no longer needed and reversed the accrual for that amount, $978,151, during the year ended March 31, 2011.  Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition.

Income Taxes - We provide for income taxes in accordance with ASC 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of March 31, 2011 and 2010.

Concentrations of Credit Risks - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. With respect to accounts receivable, such receivables are primarily from customers located in the United States. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition.  At March 31, 2011 and 2010, the amounts due from foreign distributors were $1,263,731 and $1,363,756, respectively. These balances were fully reserved at March 31, 2011 and 2010. The staffing business had two customers that accounted for approximately 12% and 10% of gross sales and 0% and 5% of accounts receivable for the year ended March 31, 2011.  For the year ended March 31, 2010, the staffing business had three customers that accounted for 13%, 13% and 11% of gross sales and 0%, 13% and 0% of accounts receivable.  In the staffing business, customer volume fluctuates with the seasons, the customers’ lines of business and other factors.

Stock-Based Compensation - We account for stock-based awards to employees and non-employees using the accounting provisions of ASC 718-10, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Shares of common stock issued in connection with acquisitions are also recorded at their estimated fair values based on the Hull-White enhanced option-pricing model. The standard establishes the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The statement also requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.  All stock-based awards to employees and non-employees expired on March 25, 2011.

Loss per share - Basic loss per share is calculated using the weighted average number of shares outstanding during the year. The Company has adopted ASC 260-10, Earnings per Share - Overall , and uses the treasury stock method to compute the dilutive effect of warrants and similar instruments. Under this method, the dilutive effect on loss per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. As the Company has incurred net losses since its inception, the warrants as disclosed in note 14 of the financial statements were not included in the computation of loss per share as their inclusion would be anti-dilutive.

Segment Information - We operate in two industry segments, the development, manufacture and sale of private and commercial vehicle energy efficient enhancement products, and employee staffing services. The enhancement products are designed to extend engine life, promote fuel efficiency and reduce emissions. These products are being marketed by the Company and sales were predominantly in the United States of America, Canada, Mexico and Africa.  The staffing segment was added on March 1, 2009 and provides staffing services primarily to the light industrial segment of the economy.  During the years ended March 31, 2011 and 2010, the states of AZ, CA, FL and IL accounted for 86% and 80%, respectively, of total gross sales of the staffing segment.

Litigation - The Company is and may become a party in routine legal actions or proceedings in the ordinary course of its business. Management does not believe that the outcome of these routine matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Environmental - The Company’s enhancement products and related operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company must devote substantial financial resources to ensure compliance, and it believes that it is in substantial compliance with all the applicable laws and regulations.   As a result, the Company does not believe it has any environmental remediation liability at March 31, 2011.

New accounting pronouncements:

FASB Accounting Standards Update ("ASU") No. 2010-13 was issued in April 2010, and amends and clarifies ASC 718 with respect to the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU was effective for the fourth quarter of 2011 and did not have a material effect on the Company.

In January 2010, ASU No. 2010-06 "Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurement" was issued, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

1.
Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 "Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test For Reporting Units With Zero or Negative Carrying Amounts" ("ASU 2010-28").Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations" ("ASU 2010-29"). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

ASU No. 2011-04 was issued May 2011, and amends ASC 820, Fair Value Measurement. This amendment is meant to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards.  This ASU will be effective during interim and annual periods beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 - Inventories

Inventory consists of finished goods and raw material as follows:

	March 31, 2011	March 31, 2010

Finished goods	$55,797	$68,257
Raw material	199,189	211,865
	$254,986	$280,122

Note 4 - Property, Plant and Equipment

At March 31, 2011 and 2010, property, plant and equipment consisted of the following:

	March 31, 2011	March 31, 2010

Property and plant	$1,452,146	$1,452,146
Equipment and computers	703,272	858,328
Less accumulated depreciation	(670,081)	(562,829)
Property, plant and equipment	$1,485,337	$1,747,645

During the years ended March 31, 2011 and 2010, depreciation and amortization expense was $211,324 and $264,906, respectively.

Note 5 - Intangible Assets and Goodwill

Intangible assets consist of technology of production and license rights under the Environmental Protection Agency (“EPA”) to market one of the products acquired in the acquisition of White Sands, L.L.C. on March 31, 2006. The Company was amortizing this investment over its estimated useful life of seven years on a straight line basis. For the years ended March 31, 2011 and March 31, 2010, amortization expense was $126,722, in each year. At March 31, 2011, the Company recognized a full impairment valuation of the EPA production and licensing rights in the amount of $253,444 since the Company cannot assure its ability to fund sufficient operations to generate positive cash flow from this product line.  The customer relationships are the value of the purchased business relationships acquired as part of the purchase by Lumea of the staffing business on March 1, 2009 and the addition during 2010 of $283,371 in conjunction with two staffing acquisitions.  The carrying value of this intangible was being amortized over 5 years and for the years ended March 31, 2011 and 2010 the amortization was $732,376 and $677,149, respectively.  At March 31, 2011, the Company recognized an impairment valuation of $2,111,982 for the customer relationships.  At March 31, 2011 and 2010, the Company evaluated its goodwill relative to its staffing business and recognized impairments of $4,624,671 and $4,355,151, respectively, and reduction of the goodwill by a like amount.  The adjustment to the valuation was based on the calculation of the net realizable value of the assets.  At March 31, 2011, the Company evaluated its EPA licenses and Customer relationships amortizing intangibles and determined that the estimated undiscounted cash flows do not support the remaining net carrying value and recognized impairment valuations for each of these intangibles.  The Company recorded a full impairment of these assets.

Intangible assets subject to amortization:

	Weighted	March 31, 2011
	Average	Gross Carrying	Accumulated		Net Carrying
	Useful Life	Amount	Amortization		Amount

Intangible assets subject to amortization:
EPA licenses	7 years	$887,055	$887,055	(1)	$–
Customer relationships	5 years	3,576,391	3,576,391	(2)	–
		$4,463,446	$4,463,446		$–

Goodwill not subject to amortization:
Goodwill		$8,979,822	$8,979,822	(3)	$–
(1) Includes impairment valuation of $253,444 during the year ended March 31, 2011
(2) Includes impairment valuation of $2,111,982 during the year ended March 31, 2011
(3) Impairment valuation of goodwill of $4,624,671 and $4,355,151 for the years ended March 31, 2011 and 2010, respectively.

	Weighted	March 31, 2010
	Average	Gross Carrying	Accumulated		Net Carrying
	Useful Life	Amount	Amortization		Amount

Intangible assets subject to amortization:
EPA licenses	7 years	$887,055	$506,889		$380,166
Customer relationships	5 years	3,576,391	732,033		2,844,358
		$4,463,446	$1,238,922		$3,224,524

Goodwill not subject to amortization:
Goodwill		$8,979,822	$4,355,151	(1)	$4,624,671
(1) Impairment valuation of goodwill of $4,355,151

There is no scheduled amortization to be recognized over the next five years.

Note 6 - Accrued Liabilities

Accrued liabilities consist of the following as of March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010

Accrued contingent liabilities	$300,000	$1,278,151
Accrued interest	2,598,977	2,629,271
Other accrued expenses and workers’ compensation claims	1,333,206	955,515
	$4,232,183	$4,862,937

Note 7 – Accrued Payroll, Taxes and Benefits

Accrued payroll, taxes and benefits was $16,666,660 and $9,400,058 at March 31, 2011 and 2010, respectively.

Subsidiaries of the Company are delinquent in the payment of their payroll tax liabilities with the Internal Revenue Service and various states.  As of March 31, 2011, unpaid payroll taxes total approximately $10.8 million.   The Company has estimated the related penalties and interest at approximately $5.1 million through March 31, 2011, which are included in accrued payroll, taxes and benefits at March 31, 2011.  The estimated penalties and interest liability could be subject to material revision in the future.  The Company expects to pay these delinquent payroll tax liabilities in installments as soon as possible subject to negotiations with the Internal Revenue Service and various state and local municipalities.

Lumea’s cash accounts and their relationship with their primary lender was levied in July 2011 for unpaid trust fund (payroll) taxes in the approximate amount of $14 million.  The Company has reached an agreement with the IRS that provides them a 30-day grace period (through approximately August 13, 2011) to present to the IRS a potential plan of repayment, liquidation, or sale of the Company’s assets.  Should the Company be unable to meet the IRS’ timeframe for providing a plan for repayment, the IRS may reassert its lien rights, which could potentially liquidate the business.

Note 8 - Notes and Contracts Payable

	March 31,
	2011	2010

Revolving line of credit against factored Lumea receivables (1)	$2,124,641	$2,011,018
Bank loan, payable in installments	227,345	340,657
Mortgage loan payable, monthly payments of principal and interest at 3 month LIBOR plus 4.7%	802,550	790,683
Payments due seller of XenTx Lubricants	254,240	254,240
Loan from Dyson	60,000	60,000
Note payable	1,254,709	1,336,692
Loans from lenders and individuals	461,645	778,656
Purchase note payable	–	1,574,555
Purchase note 1	4,647,970	4,805,568
Purchase note 2	1,078,871	2,025,367

Total	10,911,971	13,977,436
Less current portion	8,838,922	11,014,332

Long-term debt	$2,073,049	$2,963,104
____________
(1)	The Company maintains a $4 million line of credit relating to its factored accounts receivable.

Bank Loan consists of a loan due in July, 2012 with monthly payments of $5,400 per month with balance due at maturity. The  loan is secured by receivables, inventory and equipment in Durant, Oklahoma.  The loan bears interest at the prime rate plus 2.5% (5.75% at March 31, 2011).

The payments due sellers bear interest at a rate of 8.0% and was due on March 31, 2011, and is currently in default.

Substantially all of the staffing receivables are pledged as collateral for the revolving line of credit.  At March 31, 2011, the Company had pledged receivables of $2,417,724.  This line of credit has been renewed through 2012.

Note payable consists of the loan from Shelter Island Opportunity Fund with interest at 12.25% per annum and secured by the plant and equipment in Durant, Oklahoma.   The Note payable matured on December 31, 2010, and is due and payable. The Company has accrued additional default interest at 18% per annum on this note and is attempting to work out a restructuring or refinancing of this amount. Certain liquidated damages terms are included in this note, however, none were recorded as the Company does not believe that any such damages have been incurred.

The Loans from lenders and individuals includes seven loans which are commercial loans and personal loans in the normal course of business and bear interest from 9% to 12%, with maturity dates ranging from March 2012 to April 2015.

Substantially all of the Company’s assets are pledged as collateral for our debt obligations at March 31, 2011.

Subsequent to year end, the Company cured the payment default on the Mortgage loan payable and should be returned to a normal interest and payment schedule in the second quarter of fiscal year 2012. Accordingly, the Company has presented amounts due after one year as long-term.

At December 31, 2010, the Company issued 100,000 shares of preferred stock in exchange for the remaining principal balance of $1,574,555 of the Purchase note payable. The preferred stock has a dividend rate of $8,000 per month and is convertible to common stock at any time the Company's quoted common stock price is equal to or greater than $0.32 per share at a rate of 49.24 shares of common stock for each share of preferred stock.

Scheduled maturities for all loans due after one year are as follows:

For the Years Ending March 31,	Amount

2013	$215,731
2014	26,591
2015	1,107,837
2016	23,392
Thereafter	699,498
$2,073,049

In July 2010, the Company commenced litigation against the sellers of the staffing business sold to the Company in March, 2009. The litigation seeks to rescind the purchase and other equitable relief and the Company has stopped making scheduled payments on the Purchase note 1 ($4,647,970) and Purchase note 2 ($1,078,871) and does not intend to make future payments on these notes. The Company has included the Purchase note 1 note in the due within one year pursuant to generally accepted accounting principles (GAAP). The Company has received a garnishment from Ace American Insurance Company with respect to the payments on the Purchase note 1 seeking payment of the amounts due under the note for obligations of the seller.  The Company has resisted these claims and is pursuing its rights through the courts.  Substantially all of Purchase note 2 represents potential payments to third party taxing authorities under the successor liability statutes of various states and the Company may be forced to make these payments thereon to maintain its licenses in those states or to cover certain prior workers’ compensation claims. The litigation is seeking restitution of any such amounts paid under these obligations.  Should the Company prevail in the rescission, the Company would recognize income in the amount of the debt discharged, plus any other recoveries it may receive.  Other notes have been modified during the year changing the maturity date and restructuring the payment structure.  Purchase Notes 1 and 2 are secured by all of the business assets of Lumea.

Note 9 - Income Taxes

Through March 31, 2011, we recorded a valuation allowance of approximately $16,300,000 against deferred income tax assets primarily associated with tax loss carry forwards. Our significant operating losses experienced in prior years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.

We have net operating loss carry forwards of approximately $37,700,000. Our net operating loss carry forwards will expire between 2025 and 2031 for federal purposes and approximately 10 years earlier for state purposes.

Significant components of our deferred tax assets and liabilities at the balance sheet dates were as follows:

	March 31,
	2011	2010
Deferred Tax Assets and Liabilities
Deferred tax assets:
Net operating loss carryforwards	$15,600,000	$10,273,127
Allowance for doubtful accounts	700,000	963,340
Total	16,300,000	11,236,467
Less: Valuation allowance	(16,300,000)	(11,236,467)
Total deferred tax assets	–	–
Total deferred tax liabilities	–	–
Net deferred tax liabilities	$–	$–

 A reconciliation of the federal statutory rate to the effective tax rate is as follows:

	Fiscal Years Ended March 31,
	2011	2010
Reconciliation:
Income tax credit at statutory rate	$4,364,000	$4,221,701
Effect of state income taxes	700,000	571,032
Valuation allowance	(5,064,000)	(4,792,733)
Income taxes (credit)	$–	$–

Future realization of the net operating losses is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 34% Federal income tax rate. The net operating losses expire as follows:

Amount

2025	$1,500,000
2026	5,100,000
2027	3,100,000
2028	2,300,000
2029	2,300,000
2030	12,400,000
2031	11,000,000
Total net operating loss available	$37,700,000

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

The following table provides fair market measurements of the derivative liability and cashless warrant liability as of March 31, 2011:

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)

Derivative liability	$166,133
Cashless warrant liability	3,531
$169,664

The change in fair market value of the derivative liability and cashless warrant liability is included in interest expense in the Consolidated Statements of Operations.

The following table provides a reconciliation of the beginning and ending balances of the derivative liability and cashless warrant liability as of March 31, 2011:

	Derivative Liability	Cashless Warrant Liability	Total

Beginning balance April 1, 2010	$251,715	$10,496	$262,211
Change in fair market value of derivative liability and cashless warrant liability	(85,582)	(6,965)	(92,547)
Ending balance March 31, 2011	$166,133	$3,531	$169,664

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include accounts receivable, accounts payable, accrued expenses, and other short-term liabilities.

Note 11 – Convertible Debt

The Company entered into a Convertible Loan Agreement which also entitled the lenders to warrants and to convert the loans, at their option, to common stock of the Company. The debt was convertible at a rate of 50% of the then current market price at the time of conversion. At March 31, 2011 and 2010, the value of the 6% Convertible Notes, with accrued interest quarterly, was as follows:

Maturity	Face Amount	Conversion Derivative	Balance

April 28, 2009	$327,050	$327,050	$654,100
August 17, 2009	700,000	700,000	1,400,000
October 28, 2009	300,000	300,000	600,000
November 10, 2009	1,200,000	1,200,000	2,400,000
Total	$2,527,050	$2,527,050	$5,054,100

The debt is in default and accrues interest at the default rate of 15% per annum.  The debt agreements include provisions for certain liquidated damages, however, the Company does not believe that it has incurred any such liquidated damages, and accordingly, none have been recorded as of March 31, 2011 and 2010.

Interest expense for the year ended March 31, 2011 and 2010 was $373,759 and $271,124, respectively.

Note 12 – Derivative Financial Instruments

In connection with various financings through November 10, 2006, the Company has issued warrants to purchase shares of common stock in conjunction with the convertible notes to purchase 12,000,000 shares of common stock at an exercise price of $2.50 per share. The Company also issued warrants to a broker in the transaction for the exercise of 700,000 shares of common stock at an exercise price of $2.50. These warrants expire if not exercised at various dates in 2013 through November 10, 2013. At March 31, 2011, all of the 12,700,000 warrants have been issued entitling the lender or broker to one share for each warrant at an exercise price of $2.50 per share.

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

In addition, in conjunction with financings, purchases and consulting transactions between April 1, 2007 and March 31, 2010 the Company issued additional warrants, net of expirations, to purchase 6,294,750 shares of the Company’s common stock at an exercise price of $0.75 per share. No warrants or options have been exercised.

At March 31, 2011, there were 18,994,750 shares subject to warrants and options at a weighted average exercise price of $1.92.

	Number of Shares	Weighted Average
	Subject to Outstanding	Remaining
	Warrants and Options	Contractual Life
Exercise Price	and Exercisable	(years)

$ 0.75	6,294,750	1.25
$ 2.50	12,700,000	2.26
	18,994,750

In addition to the spot price of the stock and remaining term of the warrant, other factors used in the binomial model included in the analysis upon grant date were the volatility of 228%, risk free rate of between 0.30% and 1.29% and a dividend rate of $0 per period.

Note 13 - Commitments and Contingencies

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable. The Company periodically evaluates the credit worthiness of its customers, and maintains credit accounts only in large high quality institutions, thereby minimizing credit exposure.

Lease Commitments

The Company has lease agreements for office space in Scottsdale, Arizona and for 14 offices throughout the United States. The remaining lease commitment for the two Scottsdale offices are 5.5 years each and the other offices are year-to-year or month-to-month. The following table sets forth the aggregate minimum future annual lease commitments at March 31, 2011 under all non-cancelable leases for fiscal years ending March 31:

Amount

2012	$277,199
2013	240,195
2014	172,788
2015	149,146
2016	124,891
Thereafter	62,838
$1,027,057

Lease expense for the years ended March 31, 2011 and 2010 were $388,586 and $527,098, respectively.  The total of all scheduled lease payments, assuming all locations are continued at the same rates, is $383,341 per year.

Workers’ Compensation Claims

In conjunction with our staffing business, in states other than those that require participation in state funded programs, we maintain a workers’ compensation policy to cover claims by employees. The Company retains the first portion of each such claims and then funds the amount to the insurance carrier on a current basis.  The Company uses estimates to accrue workers' compensation costs based on medical, legal and actuarial experts and state law information available at the time of evaluation. By the nature of the personal injury claims, these estimates are subject to continual revision until each claim is settled, closed or adjudicated. Should our claims experience increase in frequency and/or severity our claims losses would increase substantially.

Litigation

On January 20, 2010, Ace American Insurance Company (“ACE”) filed in the Superior Court of Arizona, County of Maricopa, case number CV2009-030709, a writ of garnishment on Lumea, Inc. (“Lumea”) seeking payment of amounts totalling approximately $6 million due the Sellers of Easy Staffing Services, Inc. be made to ACE.  Our subsidiary, Lumea, has stopped all payments to the Sellers based on its pending lawsuit against the Sellers in conjunction with the acquisition of the staffing business in March, 2009. Lumea continues to defend its position.

On May 12, 2008, AJW Partners, LLC, AJW Offshore, Ltd, AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC filed in New York Supreme Court, New York County Index No. 601425/08, against Green Planet Group, Inc. seeking specific performance for the conversion of debt to 450,000 shares of common stock of the Company. Discovery was completed in October, 2010. We have two principal arguments for summary judgment. First, that under a subordination agreement with another lender, plaintiffs were required to obtain written consent before suing on their agreements and have failed to do so. Second, that because we tendered the amount of stock plaintiffs were seeking in the case in the first quarter of 2012, that the case should be deemed moot. Argument was conducted on May 2, 2011 and a decision should be rendered some time in the next couple of months.

On January 10, 2011, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA and Illinois National Insurance Company, (the “Plaintiffs”) filed suit in the Superior Court of the State of California, County of Los Angeles, case number BC451795 against 73 defendants including Lumea Staffing of CA, Inc., claiming that Optima Staffing, Inc. mislead plaintiffs by providing insurance through plaintiffs, requesting rescission of policies and coverage for workers’ compensation claims for coverage provided to others by Optima.  The Company believes that the certificates of insurance issued by Optima on behalf of plaintiffs were valid, had paid the premiums thereon, and had good reason to rely on such actions.  The Company will defend its position and the obligations of the plaintiffs to honor their insurance coverage.

In relation to the Company's acquisition of Industrial Staffing Concepts Corporation ("ISCC") during January 2010, the seller has claimed amounts due by the Company of $165,275 for damages related to breach of obligations and $37,000 for Earn-Out payments.  Management believes the claims are baseless and the likelihood of the incurrence of a liability to be remote.  Accordingly, no accrual was deemed necessary at March 31, 2011.

The Company is subject to normal recurring litigation as a result of its normal business lines. The Company attempts to provide for all losses as known. There may be losses or claims that the Company is not currently aware of or has not been provided information as to the claims or the nature of the claim as of the financial statement review date.

Note 14 - Related Party Transactions

During the years ended March 31, 2011 and 2010, the Company issued common stock of 5,500,000 and 1,500,000 shares valued at $110,000 and $90,000, respectively, to the CEO and CFO of the Company for consulting fees.

At March 31, 2011 and 2010, the Company had amounts owed to the CEO and CFO totalling $470,275 and $273,555, respectively, for unpaid consulting fees.

Note 15 - Company Stock

Preferred Stock

At December 31, 2010, the Company had 1,000,000 shares of $0.001 par value preferred stock authorized and issued 100,000 of its Convertible Series A Preferred Stock in exchange for an outstanding debt of the Company. The shares have a dividend rate of 6%, or approximately $8,000 per month commencing in April 2011, are convertible by the holder at any time that the quoted stock price of the common stock is equal to or greater than $0.32 per share. The shares are convertible at a rate of 49.24 shares of common stock for each share of preferred stock.

Common Stock

At March 31, 2011 and 2010, the Company had 250,000,000 shares authorized of $0.001 par value common stock, of which issued and outstanding shares were 174,831,129 and 147,330,292, respectively.

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

During the year ended March 31, 2008, the Company issued 5,775,000 warrants at an exercise price of $0.75 per share and 519,750 cashless warrants at an exercise price of $0.75 for a period of 5 years in conjunction with a loan funding in June of 2007.  The Company also issued warrants to purchase 500,000 shares at an exercise price of $0.75 for a term of two years in conjunction with the investor’s purchase of common stock that expired on May 21, 2010.

At March 31, 2011, the status of outstanding warrants is as follows:

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

The warrants have no intrinsic value at March 31, 2011.

Stock Options

The 2007 Stock Incentive Plan

During the fiscal year ended March 31, 2011, the Company adopted a stock option plan, entitled the “2007 Incentive Plan” (the “2007 Plan”), under which the Company may grant options to purchase up to 20,000,000 shares of common stock.

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

The following table sets forth the Company’s stock option activity during the two years ended March 31, 2011:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at March 31, 2009	4,965,000	$.20	2.0	–
Granted	–	–	–	–
Exercised	–	–	–	–
Canceled	–	.20	–	–

Outstanding at March 31, 2010	4,965,000.20		1.0	–
Granted	–	–	–	–
Exercised	–	–	–	–
Canceled or expired	4,965,000	–	–	–

Outstanding at March 31, 2011	–	$–	–	–

During the year ended March 31, 2008, the Company granted options to purchase an aggregate of 5,415,000 shares of common stock to employees, directors and consultants for services to be provided. These options were exercisable at $0.20 per share, and vest one third on October 1, 2008, April 1, 2009 and October 1, 2009 with an expiration of three years from the date of grant for all options. The Company had valued these at their fair value on the date of grant using the Hull-White enhanced option-pricing model. During the years ended March 31, 2011 and 2010 the Company recognized expense of $0 and $201,299, respectively.  At March 31, 2011, all of the options had expired.

The original unrecognized stock-based compensation expense related to the unvested options was approximately $610,548 and was recognized as expense over the vesting period of 18 months. This estimate was based on the number of unvested options currently outstanding and could change based on the number of options granted or forfeited in the future.  These options have no intrinsic value.

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

Note 16 - Loss Per Share

Diluted loss per common share adjusts basic income (loss) per common share for the effects of convertible securities, stock options, warrants and other potentially dilutive financial instruments only in periods in which such effect is dilutive. No instruments were dilutive at March 31, 2011 or 2010.  The diluted loss per common share excludes the dilutive effect of approximately 18,994,750 and 24,409,750 warrants and options at March 31, 2011 and 2010, respectively, and both Convertible Debt and Convertible Preferred Stock since such instruments have an exercise price in excess of the average market value of the Company’s common stock during the respective periods.

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

The Company analyzes the result of the operations of the individual entities and the segments. Green Planet does not allocate income taxes and unusual items to the segments. The segment information for the year ended March 31, 2011 and March 31, 2010 are presented below.

	Additives &		Corporate
2010	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
United States sales	$1,165,747	$56,214,920	$–	$57,380,667
Gross sales	1,165,747	56,214,920	–	57,380,667
Net sales	1,165,747	56,214,920	–	57,380,667
Depreciation and amortization	358,581	710,197	–	1,068,778
Allowance for doubtful accounts	758,726	724,524	–	1,483,250
Impairment of goodwill	–	4,355,151	–	4,355,151
Interest expense	72,420	1,811,864	196,599	2,080,883
Loss before income taxes	(1,312,941)	(10,745,049)	(3,616,966)	(15,674,956)
Net loss	(1,312,941)	(10,745,049)	(3,616,966)	(15,674,956)

Balance sheet information:
Total net intangibles	380,166	2,844,358	–	3,224,358
Total goodwill	–	4,624,671	–	4,624,671
Total assets	2,341,217	8,905,518	3,888,367	15,135,102

	Additives &		Corporate
2011	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
United States sales	$1,146,154	$35,924,222	$–	$37,070,376
Gross sales	1,146,154	35,924,222	–	37,070,376
Net sales	1,146,154	35,924,222	–	37,070,376
Depreciation and amortization	263,127	807,295	–	1,070,422
Allowance for doubtful accounts	(83,000)	69,230	–	(13,770)
Impairment of goodwill and intangibles	253,444	6,736,653	–	6,990,097
Interest expense	128,900	4,728,109	911,892	5,768,901
Income/(loss) before income taxes	333,592	(13,874,694)	(1,898,676)	(15,439,778)
Net loss	333,592	(13,874,694)	(1,898,676)	(15,439,778)

Balance sheet information:
Total net intangibles	–	–	–	–
Total goodwill	–	–	–	–
Total assets	1,840,570	3,669,734	78,696	5,589,000

Note 18 – Subsequent Events

Subsequent to March 31, 2011, the Company issued 450,000 shares of common stock to the convertible debt holder to attempt to settle litigation and a conversion request from 2007. Also subsequent to year end the company issued a net 900,000 shares of common stock to employees as compensation.  These employee transactions were valued at $18,000.  Additionally, the Company issued 350,000 shares of common stock to a lender in conjunction with the payment of accrued interest due. The stock was valued at $3,750.

Two of Lumea’s subsidiaries' cash accounts and their relationship with their primary lender was levied in July 2011 for unpaid trust fund (payroll) taxes in the approximate amount of $14 million. The Company has reached an agreement with the IRS that provides them a 30-day grace period (through approximately August 13, 2011) to present to the IRS a potential plan of repayment, liquidation, or sale of the Company’s assets. Should the Company be unable to meet the IRS’ timeframe for providing a plan for repayment, the IRS may reassert its lien rights, which could potentially cause those businesses to be liquidated.