Form 10-Q
period 2011-06-30
GREEN PLANET GROUP, INC.
filed 2011-08-15
CIK 1372533

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  178,531,129 shares of common stock, par value $0.001, issued and outstanding as of August 2, 2011.

Index

INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Green Planet Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2011	2011
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$534,090	$305,049
Accounts receivable, net of allowance for doubtful accounts	3,402,800	3,019,692
Inventory	241,308	254,986
Prepaid expenses	250,529	312,009
Total Current Assets	4,428,727	3,891,736
Property, plant and equipment, net of accumulated depreciation	1,449,361	1,485,337
Other assets	177,877	211,927
Total Assets	$6,055,965	$5,589,000

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities:
Accounts payable	$1,467,581	$1,367,199
Accounts payable - Affiliates	466,649	470,275
Accrued liabilities	5,969,787	4,232,183
Accrued payroll, taxes and benefits	16,872,263	16,666,660
Cashless warrant liability	6,501	3,531
Notes payable and amounts due within one year	8,852,634	8,838,922
Convertible notes payable	4,986,600	5,054,100
Derivative liability	330,934	166,133
Total Current Liabilities	38,952,949	36,799,003
Notes payable due after one year	2,018,024	2,073,049
Total Liabilities	40,970,973	38,872,052
Stockholders’ Equity/(Deficit)
Preferred Stock, $0.001 par value, 1,000,000 authorized; 100,000 Series A shares issued and outstanding	100	100
Additional paid in capital - Preferred Stock	1,575,623	1,575,623
Common Stock, $0.001 par value, 250,000,000 authorized, 176,531,129 and 174,831,129 issued and outstanding at June 30, 2011 and March 31, 2011, respectively	176,531	174,831
Additional paid-in capital - Common Stock	16,766,078	16,678,528
Accumulated deficit	(53,433,340)	(51,712,134)
Total Stockholders’ Equity/(Deficit)	(34,915,008)	(33,283,052)
Total Liabilities and Stockholders’ Equity/(Deficit)	$6,055,965	$5,589,000

See accompanying notes to these condensed consolidated financial statements.

Index

Green Planet Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	June 30,	June 30,
	2011	2010
Revenue:
Sales, net of returns and allowances	$9,108,253	$10,025,597
Cost of sales	7,755,685	8,478,489

Gross Profit	1,352,568	1,547,108

Operating Expenses:
Selling, general and administrative	2,144,512	2,428,050
Depreciation and amortization	35,976	252,782
Total Operating Expenses	2,180,488	2,680,832

Income/(Loss) From Operations	(827,920)	(1,133,724)

Other Income and (Expense):
Other income	1,596	83,173
Interest expense	(894,882)	(928,123)

Loss before provision for income taxes	(1,721,206)	(1,978,674)

Provision for/(Benefit of) income taxes	–	–

Net Loss Available to Common Shareholders	$(1,721,206)	$(1,978,674)
Loss per share:
Basic and diluted loss per common share	$(0.01)	$(0.01)
Weighted average common shares outstanding	176,368,492	147,973,143

See accompanying notes to these condensed consolidated financial statements.

Index

Green Planet Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity/(Deficit)
(Unaudited)

			Additional			Additional
			Paid-in			Paid-in
			Capital			Capital
	Preferred Stock		Preferred	Common Stock		Common	Accumulated
	Shares	Amount	Stock	Shares	Amount	Stock	Deficit	Total

Balance March 31, 2011	100,000	$100	$1,575,623	174,831,129	$174,831	$16,678,528	$(51,712,134)	$(33,283,052)
Shares issued on conversion of debentures	–	–	–	450,000	450	67,050	–	67,500
Shares issued for compensation to employees	–	–	–	900,000	900	17,100	–	18,000
Shares issued for interest payments	–	–	–	350,000	350	3,400	–	3,750
Net loss for the three months ended June 30, 2011	–	–	–	–	–	–	(1,721,206)	(1,721,206)
Balance June 30, 2011	100,000	$100	$1,575,623	176,531,129	$176,531	$16,766,078	$(53,433,340)	$(34,915,008)

See accompanying notes to these condensed consolidated financial statements.

Index

Green Planet Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	June 30,	June 30,
	2011	2010
Cash Flows from Operating Activities:
Net Loss	$(1,721,206)	$(1,978,674)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	35,976	252,782
Amortization of debt discount and consulting contracts	–	33,190
Shares issued for services and interest	21,750	52,301
Change in derivative liability	164,801	(141,611)
Change in cashless warrant liability	2,970	(6,892)
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(383,108)	564,552
Inventory	13,678	70
Prepaid expenses	61,480	147,477
Other assets	34,050	59,960
Accounts payable	100,382	(169,178)
Accounts payable - affiliates	(3,626)	58,000
Accrued liabilities	1,943,207	1,015,214
Cash provided (used) by operating activities	270,354	(112,809)
Investing Activities:
Intangibles and goodwill	–	(87,301)
Cash used by investing activities	–	(87,301)
Financing Activities:
Repayment of debt	(41,313)	(433,701)
Net cash used by financing activities	(41,313)	(433,701)
Net increase (decrease) in cash	229,041	(633,811)
Cash and cash equivalents at beginning of period	305,049	880,808
Cash and cash equivalents at end of period	$534,090	$246,997

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$593,056	$769,985
Income taxes	$–	$–
Non Cash Activities:
Common stock issued for services, payable and interest	$21,750	$52,301
Conversion of debt to common stock	$67,500	$–

See accompanying notes to these condensed consolidated financial statements.

Index

Green Planet Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2011 and 2010 (Unaudited)

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

Continuance of Operations

These condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to develop products, operate its sales force and to acquire additional businesses. The Company has negative working capital, has incurred operating losses and requires additional capital to fund development activities, meet its obligations and maintain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  During the year ended March 31, 2011 and the three months ended June 30, 2011, the Company did not issue any common stock for cash proceeds.  The Company is in negotiations to obtain additional necessary capital to complete its regulatory approvals, expand production and sales and generally meet its business objectives. The Company forecasts that the equity and additional borrowing capacity that it is working to obtain will provide sufficient funds to complete its primary development activities and achieve profitable operations, although the Company can provide no assurance that additional equity or additional borrowing capacity will be obtained or that profitable operations will be achieved.  As a result, the Company’s independent registered public accounting firm has issued a going concern opinion on the Company’s condensed consolidated financial statements for the year ended March 31, 2011. These financial statements do not include any adjustments that might result from this uncertainty.

Note 2 - Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements. Such necessary adjustments consist of normal recurring items and the elimination of all significant intercompany balances and transactions. These interim condensed consolidated financial statements should be read in conjunction with the Company's March 31, 2011 Annual Report filed on Form 10-K. Interim results are not necessarily indicative of results for a full year.

Index

Consolidation - The condensed consolidated financial statements include the accounts of Green Planet Group, Inc. and its consolidated subsidiaries and wholly-owned limited liability company. All significant intercompany transactions and balances have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with United States generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to revenue recognition, contractual allowances and uncollectible accounts, accrued liabilities, derivative liabilities, income taxes, litigation and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ significantly from these estimates.

Cash Equivalents - The Company invests its excess cash in short-term investments with various banks and financial institutions. Short-term investments are cash equivalents, as they are part of the cash management activities of the company and are comprised of investments having maturities of three months or less at inception.

Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts when management estimates collectability to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $1,503,550 (unaudited) and $1,503,550 at June 30, 2011 and March 31, 2011, respectively.

Inventories - Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out (FIFO) method. Obsolete or abandoned inventories are charged to operations in the period that it is determined that the items are no longer viable sales products.  The Company did not deem an allowance for slow moving and obsolete inventory to be necessary as of June, 30, 2011 and March 31, 2011.

Property, Plant, and Equipment - Property, plant and equipment are carried at cost. Repair and maintenance costs are charged against operations while renewals and betterments are capitalized as additions to the related assets. The Company depreciates its property, plant and equipment and computers on a straight line basis. Estimated useful life of the plant is 31 years and the equipment ranges from 3 to 10 years .

Intangible Assets - Intangible assets consisted of patents, trademarks, government approvals and customer relationships (including client contracts). During the year ended March 31, 2011, the Company recognized impairment losses of $2,365,372 on amortizable intangibles.

Goodwill - Goodwill represented the excess of the purchase price over the fair value of the net assets acquired by Lumea. Goodwill and other intangible assets having an indefinite useful life were not amortized for financial statement purposes. The Company performs an annual impairment test each year and in the event that facts and circumstances indicate that goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required. The Company’s testing approach utilized a discounted cash flow analysis to determine the fair value of its reporting units for comparison to their corresponding book values.  If the book value exceeds the estimated fair value for a reporting unit, a potential impairment is indicated. ASC 350-10 and ASC 360-10 prescribes the approach for determining the impairment amount, if any.  During the year ended March 31, 2011, the Company recognized an impairment loss of $4,624,271 in conjunction with goodwill valuation for the period.

Index

Impairment of Long-Lived Assets - In accordance with ASC 360-10, the Company reviews long-lived assets, including, but not limited to, property and equipment, and other assets, for impairment annually or whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the sum of the expected future cash flows of an asset is less than its carrying value, an impairment measurement is required. Impairment charges are recorded to the extent that an asset’s carrying value exceeds fair value. During the year ended March 31, 2011 the Company recognized impairment valuations on the amortizable intangibles of customer relationships and EPA licenses of $2,111,928 and $253,444, respectively, based on the income approach using the estimated discounted cash flows related to these activities.

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

Components of Cost of Sales - Cost of sales is comprised of raw material costs including freight and duty, inbound handling costs associated with the receipt of raw materials, contract manufacturing costs, third party bottling and packaging, maintenance and storage costs, plant and engineering overhead allocation, terminals and other warehousing costs, and handling costs. The components of cost of sales of the staffing business are primarily the personnel costs of labor, payroll taxes, and other direct costs of maintaining employees, excluding workers’ compensation expense.

Index

Selling Expenses - Included in selling, general and administrative expenses are the commission expenses for both employees and outside sales representatives ranging from 1.5% to 11.5% per dollar of sales. Our staffing sales representatives are paid a commission on new sales.  The Company expends amounts to advertise and distinguish its products from those of its competitors through the use of in-store advertising, printed media, internet and broadcast media.   Advertising expenses for the three months ended June 30, 2011 and 2010 were $11,885 and $10,005, respectively, and are expensed as incurred.

Research, Testing and Development - Research, testing and development costs are expensed as incurred. Research and development expenses, including testing, were $0 for both the three months ended June 30, 2011 and 2010 (unaudited), respectively.  Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition.

Income Taxes - We provide for income taxes in accordance with ASC 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of June 30, 2011 and March 31, 2011.

Concentrations of Credit Risks - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. With respect to accounts receivable, such receivables are primarily from customers located in the United States. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition.  At June 30, 2011 and 2010, the amounts due from foreign distributors were $1,263,731 and $1,363,756 (unaudited), respectively. These balances were fully reserved at June 30, 2011 and 2010. The staffing business had two customers that accounted for approximately 15.7% and 12.1% of gross sales and 20.7% and 4.3% of accounts receivable for the quarter ended June 30, 2011.  In the staffing business, customer volume fluctuates with the seasons, the customers’ lines of business and other factors.

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

Index

Loss per share -  Basic loss per share is calculated using the weighted average number of shares outstanding during the year. The Company has adopted ASC 260-10, Earnings per Share - Overall , and uses the treasury stock method to compute the dilutive effect of warrants and similar instruments. Under this method, the dilutive effect on loss per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. As the Company has incurred net losses since its inception, the warrants as disclosed in note 12 of the financial statements or other convertible instruments discussed in Note 15 were not included in the computation of loss per share as their inclusion would be anti-dilutive.

Segment Information - We operate in two industry segments, the development, manufacture and sale of private and commercial vehicle energy efficient enhancement products, and employee staffing services. The enhancement products are designed to extend engine life, promote fuel efficiency and reduce emissions. These products are being marketed by the Company and sales were predominantly in the United States of America, Canada, Mexico and Africa.  The staffing segment was added on March 1, 2009 and provides staffing services primarily to the light industrial segment of the economy.  During the quarters ended June 30, 2011 and 2010, the states of AZ, CA, FL and IL accounted for 92% and 87%, respectively, of total gross sales of the staffing segment.

Litigation - The Company is and may become a party in routine legal actions or proceedings in the ordinary course of its business. Management does not believe that the outcome of these routine matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Environmental - The Company’s enhancement products and related operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company must devote substantial financial resources to ensure compliance, and it believes that it is in substantial compliance with all the applicable laws and regulations.   As a result, the Company does not believe it has any environmental remediation liability at June 30, 2011.

New accounting pronouncements :

FASB Accounting Standards Update (“ASU”) No. 2010-13 was issued in April 2010, and amends and clarifies ASC 718 with respect to the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU was effective for the fourth quarter of 2011 and did not have a material effect on the Company.

In January 2010, ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurement” was issued, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

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

Index

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

This Update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This ASU was effective for the first quarter of 2012 and did not have a material effect on the Company.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test For Reporting Units With Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited. This ASU was effective for the first quarter of 2012 and did not have a material effect on the Company.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This ASU was effective for the first quarter of 2012 and did not have a material effect on the Company.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Index

Note 3 – Inventories

Inventory consists of finished goods and raw material as follows:

	June 30, 2011	March 31, 2011
	(Unaudited)

Finished goods	$38,340	$55,797
Raw material	202,968	199,189
	$241,308	$254,986

Note 4 – Property, Plant and Equipment

At June 30, 2011 and March 31, 2011 property, plant and equipment and computers consisted of the following:

	June 30, 2011	March 31, 2011
	(Unaudited)

Property and plant	$1,452,146	$1,452,146
Equipment and computers	703,272	703,272
Less accumulated depreciation	(706,057)	(670,081)
Net property, plant and equipment	$1,449,361	$1,485,337

During the three months ended June 30, 2011 and 2010 depreciation expense was $35,976 and $42,282, respectively.

Note 5 – Intangible Assets and Goodwill

At March 31, 2011 the Company realized full valuation allowances for its production and license rights under the Environmental Protection Agency, customer relationships and goodwill in the aggregate amount of $6,990,097. The Company will not recognize expense related to these items in future periods. For the quarter ended June 30, 2010 the Company recognized $178,820 of amortization expense

Index

	Weighted	March 31, 2011
	Average	Gross Carrying	Accumulated		Net Carrying
	Useful Life	Amount	Amortization		Amount

Intangible assets subject to amortization:
EPA licenses	7 years	$887,055	$887,055	(1)	$–
Customer Relationships	5 years	3,579,391	3,576,391	(2)	–
		$4,463,446	$4,463,446		$–

Goodwill not subject to amortization:
Goodwill		$8,979,822	$8,979,822	(3)	$–
		$8,979,822	$4,355,151		$–
_______________
(1)	Includes impairment valuation of $253,444 during the year ended March 31, 2011.
(2)	Includes impairment valuation of $2,111,982 during the year ended March 31, 2011.
(3)	Impairment valuation of goodwill of $4,624,671 for the year ended March 31, 2011.

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following as of June 30, 2011 and March 31, 2011:

	June 30, 2011	March 31, 2011
	(Unaudited)
Accrued contingent liabilities	$300,000	$300,000
Accrued penalties and interest	3,908,635	2,598,977
Other accrued expenses and workers’ compensation claims	1,761,152	1,333,206
	$5,969,787	$4,232,183

Note 7 – Accrued Payroll, Taxes and Benefits

Accrued payroll, taxes and benefits was $16,872,263 and $16,666,660 at June 30, 2011 and March 31, 2011, respectively.

Subsidiaries of the Company are delinquent in the payment of their payroll tax liabilities with the Internal Revenue Service and various states.  As of June 30, 2011, unpaid payroll taxes total approximately $12.4 million. The Company has estimated the related penalties and interest at approximately $5.1 million through June 30, 2011, which are included in accrued liabilities at June 30, 2011.  The estimated penalties and interest liability could be subject to material revision in the future.  The Company expects to pay these delinquent payroll tax liabilities in installments as soon as possible subject to negotiations with the Internal Revenue Service and various state and local municipalities.

The subsidiaries’ cash accounts and their relationship with their primary lender was levied in July 2011 for unpaid trust fund (payroll) taxes in the approximate amount of $14 million.  The Company has reached an agreement with the IRS that provided them a 30-day grace period (through approximately August 17, 2011) to present to the IRS a potential plan of repayment, liquidation, or sale of the Company’s assets.  Should the Company be unable to meet the IRS’ timeframe for providing a plan for repayment, the IRS may reassert its lien rights, which could potentially liquidate the business.

Index

Note 8 – Notes and Contracts Payable

As of June 30, 2011 and March 31, 2011 notes and contracts payable consist of the following:

	June 30,	March 31,
	2011	2011
	(Unaudited)
Revolving line of credit against factored Lumea receivables (1)	$2,139,661	$2,124,641
Bank loans, payable in installments	227,345	227,345
Mortgage loan payable, monthly payments of principal and interest at 3 month LIBOR plus 4.7%	784,427	802,550
Payments due seller of XenTx Lubricants	254,240	254,240
Loan from Dyson	60,000	60,000
Notes payable	1,254,709	1,254,709
Loans from individuals, due within one year	459,072	461,645
Purchase note 1	4,647,970	4,647,970
Purchase note 2	1,043,232	1,078,871

Total	10,870,658	10,911,971
Less current portion	8,852,634	8,838,922

Long-term debt	$2,018,024	$2,073,049
____________
(1)	The Company maintains a $5 million line of credit relating to its factored accounts receivable.

Bank Loan consists of a loan due in July, 2012 with monthly payments of $5,500 per month with balance due at maturity. The loan is secured by receivables, inventory and equipment in Durant, Oklahoma.  The loan bears interest at 8% per annum.

The payments on purchase notes due sellers bear interest at a rate of 8.0% and was due on March 31, 2011, and is currently in default.

Substantially all of the staffing receivables are pledged as collateral for the revolving line of credit.  At June 30, 2011 and March 31, 2011, the Company had pledged receivables of $2,429,089 and $2,417,724, respectively.  This line of credit has been renewed through 2012.

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

Substantially all of the Company’s assets are pledged as collateral for our debt obligations at June 30, 2011.

Index

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

Notes payable include amounts due after one year consists of the loan from Purchase Note Payable, Purchase Notes 1 and 2, all of which are secured by all of the business assets of Lumea.  Maturities for the remainder of the loans are as follows:

2013	$215,730
2014	$1,069,823
2015	$28,966
2016	$22,129
Thereafter	$681,376

In July 2010, the Company commenced litigation against the sellers of the staffing assets sold to the Company in March, 2009. The litigation seeks to rescind the purchase and other equitable relief and the Company has stopped making scheduled payments on the Purchase note 1 ($4,647,970) and Purchase note 2 ($1,043,232) and does not intend to make future payments on these notes. The Company has included the Purchase note 1 note in the due within one year pursuant to generally accepted accounting principles (GAAP). The Company has received a garnishment from Ace American Insurance Company with respect to the payments on the Purchase note 1 seeking payment of the amounts due under the note for obligations of the seller.  The Company has resisted these claims and is pursuing its rights through the courts.  Substantially all of Purchase note 2 represents potential payments to third party taxing authorities under the successor liability statutes of various states and the Company may be forced to make these payments thereon to maintain its licenses in those states or to cover certain prior workers’ compensation claims. The litigation is seeking restitution of any such amounts paid under these obligations.  Should the Company prevail in the rescission, the Company would recognize income in the amount of the debt discharged, plus any other recoveries it may receive.  Other notes have been modified during the year changing the maturity date and restructuring the payment structure.  Purchase Notes 1 and 2 are secured by all of the business assets of Lumea.

Note 9 – Income Taxes

Through June 30, 2011, we recorded a valuation allowance of approximately $16,700,000 against deferred income tax assets primarily associated with tax loss carry forwards. Our significant operating losses experienced in prior years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.

We have net operating loss carry forwards of approximately $40,800,000. Our net operating loss carry forwards will expire between 2025 and 2032 for federal purposes and approximately 10 years earlier for state purposes.

Index

Significant components of our deferred tax assets and liabilities at the balance sheet dates were as follows:

	June 30,
	2011	2010
Deferred Tax Assets and Liabilities	(Unaudited)	(Unaudited)
Deferred tax assets:
Net operating loss carryforwards	$15,700,000	$12,000,000
Allowance for doubtful accounts	1,000,000	900,000
Total	16,700,000	12,900,000
Less: Valuation allowance	(16,700,000)	(12,900,000)
Total deferred tax assets	–	–
Total deferred tax liabilities	–	–
Net deferred tax liabilities	$–	$–

 A reconciliation of the federal statutory rate to the effective tax rate is as follows:

	For the three months ended June 30,
	2011	2010
Reconciliation:	(Unaudited)	(Unaudited)
Income tax credit at statutory rate	$354,000	$481,000
Effect of state income taxes	78,000	65,000
Valuation allowance	(432,000)	(546,000)
Income taxes (credit)	$–	$–

Future realization of the net operating losses is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 34% Federal income tax rate. The net federal operating losses expire as follows:

Amount
(Unaudited)
2025	$1,500,000
2026	5,100,000
2027	3,100,000
2028	2,300,000
2029	2,300,000
2030	12,400,000
2031	13,000,000
2032	1,100,000
Total net operating loss available	$40,800,000

Index

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

The following table provides fair market measurements of the derivative liability and cashless warrant liability as of June 30, 2011:

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
(Unaudited)
Warrant liabilities	$330,934
Cashless warrant liability	6,501
$337,435

The change in fair market value of the derivative liability and cashless warrant liability is included in interest expense in the Condensed Consolidated Statements of Operations.

The following table provides a reconciliation of the beginning and ending balances of the derivative liability and cashless warrant liability as of June 30, 2010:

	Warrant Liability	Cashless Warrant Liability	Total

Beginning balance April 1, 2011	$166,133	$3,531	$169,664
Change in fair market value of derivative liability and cashless warrant liability	164,801	2,970	167,771
Ending balance June 30, 2011 (Unaudited)	$330,934	$6,501	$337,435

Index

Certain financial instruments are carried at cost on the condensed consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other short-term liabilities.

Note 11 – Convertible Debt

The Company entered into a Convertible Loan Agreement which also entitled the lenders to warrants and to convert the loans, at their option, to common stock of the Company. The debt is convertible at a rate of 50% of the then current market price at the time of conversion. At June 30, 2011, the value of the 6% Convertible Notes, with interest accrued quarterly, was as follows:

Maturity	Face Amount	Conversion Derivative	Balance
	(Unaudited)	(Unaudited)	(Unaudited)
April 28, 2009	$293,300	$293,300	$586,600
August 17, 2009	700,000	700,000	1,400,000
October 28, 2009	300,000	300,000	600,000
November 10, 2009	1,200,000	1,200,000	2,400,000
Total	$2,493,300	$2,493,300	$4,986,600

Interest expense for the quarter ended June 30, 2011 and 2010 was $92,233 and $93,440, respectively.

During the quarter ended June 30, 2011 the Company settled litigation with the lender by honoring a conversion request for 450,000 shares of common stock which reduced the debt by $67,500.

The notes have matured and the conversion features have expired.  These loans are subordinate to the Shelter Island Opportunity Fund (“SIOF”) loan, which prevents collection or enforcement without either the full payment of the SIOF loans or the consent of that loan holder.  The Company is attempting to negotiate an agreeable settlement with the convertible note holders for a loan extension and fixed payment terms over several years. The debt is in default and accrues interest at the default rate of 15% per annum.  The debt agreements include provisions for certain liquidated damages, however, the Company does not believe that it has incurred any such liquidated damages, and accordingly, none have been recorded as of June 30, 2011 or March 31, 2011.

Note 12 – Derivative Financial Instruments

In connection with various financings through November 10, 2006, the Company has issued warrants to purchase shares of common stock in conjunction with the convertible notes to purchase 12,000,000 shares of common stock at an exercise price of $2.50 per share. The Company also issued warrants to a broker in the transaction for the exercise of 640,000 outstanding shares of common stock at an exercise price of $2.50. These warrants expire if not exercised at various dates in 2013 through November 10, 2013. At June 30, 2011, all of the 12,640,000 outstanding warrants have been issued entitling the lender to one share for each warrant at an exercise price of $2.50 per share.

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

In addition, in conjunction with financings, purchases and consulting transactions, between April 1, 2007 and March 31, 2009 the Company issued additional warrants, net of expirations, to purchase 6,294,750 shares of the Company’s common stock at an exercise price $0.75 per share.  No warrants have been exercised.

Index

At June 30, 2011 there were 18,934,750 shares subject to warrants at a weighted average exercise price of $1.92.

Exercise Price	Number of Shares Subject to Outstanding Warrants and Options and Exercisable	Weighted Average Remaining Contractual Life (years)
	(Unaudited)
$ 0.75	6,294,750	1.00
$ 2.50	12,640,000	2.01
	18,934,750

In addition to the spot price of the stock and remaining term of the warrant, other factors used in the binomial model included in the fair value analysis at June 30, 2011 were the volatility of 230.9%, risk free rate of between 0.32% and 2.42% and a dividend rate of $0 per period.

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

Lease Commitments

The Company has lease agreements for office space in Scottsdale, Arizona and for 14 offices throughout the United States. The remaining lease commitment for the two Scottsdale offices are 5.5 years each and the other offices are year to year or month-to-month. The following table sets forth the aggregate minimum future annual lease commitments at June 30, 2011 under all non-cancelable leases for the twelve months June 30:

Amount
(Unaudited)
2012	$193,000
2013	204,000
2014	157,000
2015	132,000
2016	124,000
Thereafter	84,000
$894,000

Lease expense for the quarters ended June 30, 2011 and 2010 were $76,769 and $125,320, respectively.  The total of all scheduled lease payments, assuming all locations are continued at the same rates, is approximately $244,000 per year.

Index

Workers’ Compensation Claims

In conjunction with our staffing business, in states other than those that require participation in state funded programs, we maintain a workers' compensation policy to cover claims by employees. The Company retains the first portion of each such claim and then funds the amount to the insurance carrier on a current basis. The Company uses estimates to accrue workers' compensation costs based on medical, legal and actuarial experts and state law information available at the time of evaluation. By the nature of the personal injury claims, these estimates are subject to continual revision until each claim is settled, closed or adjudicated. Should our claims experience increase in frequency and/or severity our claims losses would increase substantially.

General Liabilities

The Company is subject to normal recurring litigation as a result of its normal business lines. The Company attempts to provide for all losses as known. There may be losses or claims that the Company is not currently aware of or has not been provided information as to the claims or the nature of the claim as of the financial statement review date.

Note 14 – Company Stock

Preferred Stock

At June 30, 2011, the Company had 1,000,000 shares of $0.001 par value preferred stock authorized and issued 100,000 of its Convertible Series A Preferred Stock in exchange for an outstanding debt of the Company. The shares have a dividend rate of 6%, or approximately $8,000 per month commencing in April 2011, are convertible by the holder at any time that the quoted stock price of the common stock is equal to or greater than $0.32 per share. The shares are convertible at a rate of 49.24 shares of common stock for each share of preferred stock.

Common Stock

At June 30, 2011, the Company had 250,000,000 shares authorized of $0.001 par value common stock, of which issued and outstanding shares were 176,531,129 shares.

During the first quarter ended June 30, 2011, the Company issued an aggregate of 1,250,000 common shares as compensation to employees and for interest payments recognizing an aggregate addition to stockholders’ equity of $21,750 based on the market price of the stock at the date of the agreements.

Warrants

No warrants have been exercised.

Index

At June 30, 2011 the status of the outstanding warrants is as follows:

Issue Date	Shares Exercisable	Weighted Average Exercise Price	Expiration Date

April 29, 2006	1,866,667	$2.50	April 28, 2013
June 28, 2006	5,000,000	$2.50	August 10, 2013
August 17, 2006	1,633,333	$2.50	August 17, 2013
October 28, 2006	700,000	$2.50	October 28, 2013
November 10, 2006	2,800,000	$2.50	November 10, 2013
July 1, 2007	5,775,000	$.75	June 30, 2012
Cashless April 20 – November 10, 2006	640,000	$2.50	April 29 – November 10, 2011
Cashless July 1, 2007	519,750	$.75	June 30, 2012

The warrants have no intrinsic value at June 30, 2011.

Note 15 – Loss Per Share

Basic income (loss) per common share is computed by dividing the results of operations by the weighted average number of shares outstanding during the period. For purposes of the determining the number of shares outstanding the shares received by the acquirer in the reverse acquisition are treated as outstanding for all periods prior to the transaction.

Diluted loss per common share adjusts basic loss per common share for the effects of convertible securities, stock options, warrants and other potentially dilutive financial instruments only in periods in which such effect is dilutive. No instruments were dilutive at June 30, 2011 or 2010.  The diluted loss per common share excludes the dilutive effect of approximately 18,934,700 and 24,409,750 warrants and options at June 30, 2011 and 2010, respectively, and both Convertible Debt and Convertible Preferred Stock since such instruments have an exercise price in excess of the average market value of the Company’s common stock during the respective periods.

Note 16 – Subsequent Events

Two of Lumea subsidiaries’ cash accounts and their relationship with their primary lender was levied in July 2011 for unpaid trust fund (payroll) taxes in the approximate amount of $14 million. The Company has reached an agreement with the IRS that provides them a 30-day grace period (through approximately August 17, 2011) to present to the IRS a potential plan of repayment, liquidation, or sale of the Company’s assets. Should the Company be unable to meet the IRS’ timeframe for providing a plan for repayment, the IRS may reassert its lien rights, which could potentially cause those businesses to be liquidated. As an alternative, these entities may seek the protection of Chapter 11 of the U.S Bankruptcy Code while they seek to restructure operations and negotiate settlements with their creditors.

Index

Subsequent to June 30, 2011, the Company made two acquisitions: 1) On July 6, 2011, the Company acquired an approximately $4,000,000 per annum in light industrial employee staffing business in Illinois for 1,000,000 shares of the Company's restricted common stock, a six year promissory note for $500,000 with payment commencing in October 2011, and brokerage fees of $36,000 and 50,000 shares of free-trading common stock. At July 6, 2010 the stock was valued at $42,000, the note was valued at $408,285 after imputing interest using an 8% annual rate, and the required cash payment of $36,000 valued the acquisition of this pool of business at $486,285 and 2) on August 1, 2011, the Company entered into a Stock Purchase Agreement (the “Agreement”) with the shareholders of Arizona Independent Power, Inc. (“AIP”), a Nevada corporation, to acquire all of the issued and outstanding stock of that company.  The sellers are not and have not been associated with the Company.  The purchase price to the Sellers is one million common shares of restricted common stock valued as of the acquisition date at $40,000, a contingent note payable in the amount of $2 million, payable when the Company has raised $5 million for the initial exploration as described below, and a contingent note payable for $9 million due the Company when the license to construct and operate the underlying project is issued.  Management deems the occurrence of these contingent events to be unlikely, and therefore, the contingent notes have not been included in the acquisition-date fair value of the total consideration of the acquisition.

The sole asset of AIP is its permit from the Federal Energy Regulatory Commission (“FERC”) for AIP to explore, evaluate and file an environmental impact report and application for the construction and operation of the Verde Pumped Storage Project in Maricopa County, Arizona. The pumped storage system is a renewable green energy electrical power source similar to others already operating in the United States and around the world. The exploration and licensing phase could take six to nine months from funding and the construction phase could be as long as five years with an aggregate construction cost in excess of $1.2 billion.

AIP has no employees, has had no sales or revenue, and no assets other than the permit. The estimated cost of the studies and licensing process is estimated at $50 to $80 million. The Company is currently working to secure this financing.

Management performed an evaluation of the Company's activity through the date of this filing.  The Company concluded that there are no other significant subsequent events requiring disclosure.

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

Index

The Company analyzes the result of the operations of the individual entities and the segments. Green Planet does not allocate income taxes and unusual items to the segments. The segment information for the three months ended June 30, 2011 and June 30, 2010 are presented below.

	Additives &		Corporate
June 30, 2011 (Unaudited)	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$335,850	$8,772,403	$–	$9,108,253
Depreciation and amortization	32,670	3,306	–	35,976
Interest expense	28,938	509,246	356,698	894,882
Loss before income taxes	(81,082)	(1,031,075)	(609,049)	(1,721,206)
Net loss	(81,082)	(1,031,075)	(609,049)	(1,721,206)

Balance sheet information:
Total assets	1,718,561	4,279,251	58,153	6,055,965

	Additives &		Corporate
June 30, 2010 (Unaudited)	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$342,987	$9,682,610	$–	$10,025,597
Depreciation and amortization	64,350	188,432	–	252,782
Interest expense	21,399	782,357	124,367	928,123
Loss before income taxes	(72,396)	(1,349,421)	(556,857)	(1,978,674)
Net loss	(72,396)	(1,349 ,421)	(556,857)	(1,978,674)

Balance sheet information:
Total assets	2,310,927	10,827,832	391,801	13,530,560

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Such forward-looking statements encompass our beliefs, expectations, hopes or intentions regarding future events. Words such as “expects,” “believes,” “anticipates,” “should,” and “likely” also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements. All subsequent written and oral forward-looking statements attributable to GPG or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report. For a discussion of the factors that could cause actual results to differ from those contained in the forward-looking statements, see the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission which includes our financial statements for the year ended March 31, 2011.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the consolidated financial statements and accompanying notes included in the Company's annual report on Form 10-K for the fiscal year ended March 31,2011.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Green Planet Group, Inc., our operations and our business environment. MD&A is provided as a supplement to (and should be read in conjunction with) our Financial Statements and accompanying notes.

Index

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the three months ended June 30, 2011 and 2010 as a percentage of net sales:

	2011	2010

NET SALES	100.0%	100.0%

COST OF SALES	85.2%	84.6%

GROSS PROFIT	14.8%	15.4%

OPERATING EXPENSES
Selling, general and administrative	23.5%	24.2%
Depreciation and amortization	0.4%	2.5%
Allowance for bad debts	0.0%	0.0%

TOTAL OPERATING EXPENSES	22.0%	26.7%

INCOME/(LOSS) FROM OPERATIONS	(9.1)%	(11.3)%

Other income (expense)	0.0%	0.8%
Interest expense	(9.8)%	(9.3)%

LOSS BEFORE INCOME TAXES	(18.9)%	(19.7)%
Income tax benefit	0.0%	0.0%

NET LOSS	(18.9)%	(19.7)%

Three months ended June 30, 2011 as compared to three months ended June 30, 2010

Net Sales: Net Sales decreased from $10,025,597 in 2010 to $9,108,253 in 2011 or a decrease of $917,344. This represents a decrease of 9.2% over the same period a year earlier. This decrease was due to our termination of clients that refused to adhere to safety standards, and the economy in general.

Gross Margin: Gross Margin decreased from 15.4% to 14.8% an decrease of 3.9%. This decrease is due 1) the composition of employees being provided to staffing clients, an increase in additive costs the increased 2% relative to sales in that segment and a 1/2% mathematical variation as result of increasing both revenues and costs for clients reimbursement of living expenses and per diem payments.

Selling, General and Administrative Expenses: The Company decreased its SG&A from $2,428,050 to $2,144,512 or a decrease of 11.7%, reflecting continuing operational measures to reduce overhead, close unprofitable locations and achieve greater efficiency of staff.

Depreciation and Amortization: The decrease in the depreciation and amortization was due to the write off of amortizable intangible assets at the end of the prior year.

Interest Expense: Interest expense decreased by 3.6% over the interest expense for the prior year in part due to the conversion of certain debt to equity in the prior year and lower default interest on certain loans and penalties and interest on the amounts due Federal and state authorities for payroll tax liabilities.

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

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

We have experienced net losses for the three months ended June 30, 2011 and 2010 and negative cash flows from operations of $112,809 for the period ended June 30, 2010. The aggregate net losses for the last two fiscal years aggregated $15,439,778 and $15,687,606, respectively. For the three months ended June 30, 2011 the net loss was $1,721,206 with aggregate contributing non-cash factors of depreciation, amortization, bad debts, share based payments and derivation valuation factors of $225,497 for the quarter compared to the prior year quarter of $189,770. We have funded our operations to date by borrowings from third parties and investors. In the June 30, 2011 quarter we issued $21,750 of common stock for services and interest. The inability of the Company to raise capital through the private sale of common stock or through the issuance of debt instruments at acceptable prices and in a timely manner will have a negative impact on the results of operations and viability of the Company.

The Company is in negotiations to obtain the necessary capital to fund its operations, complete its regulatory approvals, expand production and sales and generally meet its business objectives. The Company forecasts that the equity and additional borrowing capacity that it is working to obtain will provide sufficient funds to complete its primary development activities and achieve profitable operations although the Company can provide no assurance that additional equity or additional borrowing capacity will be obtained. Accordingly, these financial statements do not include any adjustments that might result from this uncertainty.

As a result, the Company’s independent registered public accounting firm has issued a going concern opinion on the Company’s condensed consolidated financial statements for the year ended March 31, 2011 contained in our Form 10-K filed with the Securities and Exchange Commission.

Substantially all of the Company’s assets are pledged as collateral for our debt obligations at June 30, 2011.

The Company commenced litigation against the sellers of the staffing assets to the Company in March, 2009. The litigation seeks to rescind the purchase and other equitable relief and the Company has stopped making scheduled payments on the Purchase note 1 ($4,647,970) and Purchase note 2 ($1,043,232) and does not intend to make future payments on these notes. The Company has included the Purchase note 1 note in the due within one year pursuant to generally accepted accounting principles (GAAP). The Company has received a garnishment from the ACE with respect to the payments on the Purchase note 1 seeking payment of the amounts due under the note for obligations of the seller.  The Company has resisted these claims and is pursuing its rights through the courts.  Substantially all of Purchase note 2 represents potential payments to third party taxing authorities under the successor liability statutes of various states and the Company may be forced to make these payments thereon to maintain its licenses in those states. The litigation is seeking restitution of any such amounts paid under these obligations. Other notes have been modified during the year changing the maturity date and restructuring the payment structure.

Index

As discussed in Notes 7 and 16 to the Condensed Consolidated Financial Statements, two of Lumea's subsidiaries' cash accounts and their relationship with their primary lender were levied in July 2011 for unpaid trust fund (payroll) taxes in the approximate amount of $14 million. The Company has reached an agreement with the IRS that provides them a 30-day grace period (through approximately August 17, 2011) to present to the IRS a potential plan of repayment, liquidation, or sale of the Company's assets. Should the Company be unable to meet the IRS' timeframe for providing a plan for repayment, the IRS may reassert its lien rights, which could potentially cause those businesses to be liquidated. As an alternative, these entities may seek the protection of Chapter 11 of the U.S Bankruptcy Code while they seek to restructure operations and negotiate settlements with their creditors.

At June 30, 2011, the Company does not have any significant commitments for capital expenditures.  The Company is discussing with potential customers the manufacturing and delivery logistics and depending on the results of such negotiations, the Company may be required to expand its manufacturing capabilities.  We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease arrangements for our corporate facilities and short-term purchase order commitments to our suppliers.

At June 30, 2011, the Company’s aggregate of accounts payable, accrued liabilities and notes due within one year has increased by approximately $2,000,000 from $31,600,000 at March 31, 2011 to $33,600,000 at June 30, 2011.  These obligations together with operating costs will have to be funded from operations and additional funding from debt and equity offerings.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Below is a summary of the Company's significant accounting policies, which should be read in conjunction with the Company's March 31,2011 Annual Report filed on Form 10-K.

Consolidation - The condensed consolidated financial statements include the accounts of Green Planet Group, Inc. and its consolidated subsidiaries and wholly-owned limited liability company. All significant intercompany transactions and balances have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with United States generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to revenue recognition, contractual allowances and uncollectible accounts, accrued liabilities, derivative liabilities, income taxes, litigation and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ significantly from these estimates.

Index

Impairment of Long-Lived Assets - In accordance with ASC 360-10, the Company reviews long-lived assets, including, but not limited to, property and equipment, and other assets, for impairment annually or whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the sum of the expected future cash flows of an asset is less than its carrying value, an impairment measurement is required. Impairment charges are recorded to the extent that an asset’s carrying value exceeds fair value.

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

Loss per share -  Basic loss per share is calculated using the weighted average number of shares outstanding during the year. The Company has adopted ASC 260-10, Earnings per Share - Overall , and uses the treasury stock method to compute the dilutive effect of warrants and similar instruments. Under this method, the dilutive effect on loss per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. As the Company has incurred net losses since its inception, the warrants as disclosed in note 12 of the financial statements were not included in the computation of loss per share as their inclusion would be anti-dilutive.

Segment Information - We operate in two industry segments, the development, manufacture and sale of private and commercial vehicle energy efficient enhancement products, and employee staffing services. The enhancement products are designed to extend engine life, promote fuel efficiency and reduce emissions. These products are being marketed by the Company and sales were predominantly in the United States of America, Canada, Mexico and Africa.  The staffing segment was added on March 1, 2009 and provides staffing services primarily to the light industrial segment of the economy.  During the quarters ended June 30, 2011 and 2010, the states of AZ, CA, FL and IL accounted for 92% and 87%, respectively, of total gross sales of the staffing segment.

New accounting pronouncements:

FASB Accounting Standards Update (“ASU”) No. 2010-13 was issued in April 2010, and amends and clarifies ASC 718 with respect to the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU was effective for the fourth quarter of 2011 and did not have a material effect on the Company.

Index

In January 2010, ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurement” was issued, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

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

This Update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This ASU was effective for the first quarter of 2012 and did not have a material effect on the Company.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test For Reporting Units With Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited. This ASU was effective for the first quarter of 2012 and did not have a material effect on the Company.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This ASU was effective for the first quarter of 2012 and did not have a material effect on the Company.

Index

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Derivatives and Hedging - Scope Exception Related to Embedded Credit Derivatives

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (ASC 815) – Scope Exception Related to Embedded Credit Derivatives . This ASU removes a scope exception, and an entity that has a beneficial interest in securitized financial assets that includes a credit derivative feature must evaluate that feature for bifurcation from the host financial asset in accordance with the guidance at ASC 815. ASU 2010-11 is effective at the beginning of a reporting entity’s first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of an entity’s first fiscal quarter beginning after March 5, 2010. The adoption of ASU 2010-11 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Index

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting, (“ICFR”) as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP.  A company’s ICFR includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets and of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the condensed consolidated financial statements.

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

Management assessed the effectiveness of our ICFR as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.   Based on this evaluation, management concluded that, as of June 30, 2011, the Company’s ICFR was not effective at the reasonable assurance level because we identified the following material weaknesses:

The Company did not have adequate segregation of duties in its cash disbursement process. Also, mitigating controls, such as monitoring controls, were not determined to be effective to mitigate the risk of material misstatement. Further, the Company did not have adequate controls in place over the authorization and recording of manual journal entries and over the authorization and retention of supporting documentation .

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

Index

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB **	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
__________________
*	Filed herewith.
**	To be filed by amendment.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN PLANET GROUP, INC. (Registrant)

Date: August 15, 2011	/s/ Edmond L. Lonergan
Edmond L. Lonergan President and Chief Executive Officer

Date: August 15, 2011	/s/ James C. Marshall
James C. Marshall Chief Financial Officer