Form 10-Q
period 2011-09-30
GREEN PLANET GROUP, INC.
filed 2011-11-21
CIK 1372533

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  185,881,129 shares of common stock, par value $0.001, issued and outstanding as of November 18, 2011.

Index

INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Green Planet Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2011	2011
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$64,263	$305,049
Accounts receivable, net of allowance for doubtful accounts	1,775,184	3,019,691
Inventory	348,675	254,986
Prepaid expenses	136,145	312,009
Total Current Assets	2,234,267	3,891,736
Property, plant and equipment, net of accumulated depreciation	1,402,968	1,485,337
Other assets	180,022	211,927
Total Assets	$3,907,257	$5,589,000

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
Accounts payable	$762,562	$1,367,199
Accounts payable - Affiliates	353,959	470,275
Accrued liabilities	3,151,328	4,232,183
Accrued payroll, taxes and benefits	1,010,465	16,666,660
Cashless warrant liability	1,264	3,531
Notes payable and amounts due within one year	3,087,573	8,838,922
Convertible notes payable	4,986,600	5,054,100
Derivative liability	105,073	166,133
Contingent liability	6,725,000	–
Total Current Liabilities	20,183,824	36,799,003
Notes payable due after one year	781,404	2,073,049
Total Liabilities	20,965,228	38,872,052

Stockholders' Equity/(Deficit)
Preferred Stock, $0.001 par value, 1,000,000 authorized; 100,000 Series A shares issued and outstanding	100	100
Additional paid-in capital - Preferred Stock	1,575,623	1,575,623
Common Stock, $0.001 par value, 250,000,000 authorized, 185,881,129 and 174,831,129 issued and outstanding at September 30, 2011 and March 31, 2011, respectively	185,881	174,831
Additional paid-in capital - Common Stock	17,008,728	16,678,528
Accumulated deficit	(35,828,304)	(51,712,134)
Total Stockholders' Equity/(Deficit)	(17,057,971)	(33,283,052)
Total Liabilities and Stockholders' Equity/(Deficit)	$3,907,257	$5,589,000

See accompanying notes to these condensed consolidated financial statements.

Index

Green Planet Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenue:
Sales, net of returns and allowances	$6,261,245	$10,310,450	$15,369,498	$20,336,047
Cost of sales	5,087,367	8,687,711	12,843,052	17,166,200

Gross Profit	1,173,878	1,622,739	2,526,446	3,169,847

Operating Expenses:
Selling, general and administrative	1,738,559	1,707,261	3,882,841	4,135,311
Depreciation and amortization	36,187	252,783	71,163	505,565
Allowance for bad debts	–	–	230	–
Total Operating Expenses	1,773,746	1,960,044	3,954,234	4,640,876

Income/(Loss) From Operations	(599,868)	(337,305)	(1,427,788)	(1,471,029)

Other Income and (Expense):
Other income	(756)	397	840	83,570
Interest expense	(266,670)	(2,538,009)	(1,161,552)	(3,466,132)
Gain on deconsolidation of Lumea Staffing, Inc. and Lumea Staffing of CA, Inc.	18,472,331	–	18,472,331	–

Income/(Loss) before provision for income taxes	17,605,037	(2,874,917)	15,883,831	(4,853,591)

Provision for/(Benefit of) income taxes	–	–	–	–

Net Income/(Loss) Available to Common Shareholders	$17,605,037	$(2,874,917)	$15,883,831	$(4,853,591)

Income/(Loss) per share:
Basic and diluted income/(loss) per common share	$0.10	$(0.02)	$0.09	$(0.03)
Weighted average common shares outstanding	179,901,781	150,982,935	178,144,790	149,486,262

See accompanying notes to these condensed consolidated financial statements.

Index

Green Planet Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity/(Deficit)
(Unaudited)

			Additional			Additional
			Paid-in			Paid-in
			Capital			Capital
	Preferred Stock		Preferred	Common Stock		Common	Accumulated
	Shares	Amount	Stock	Shares	Amount	Stock	Deficit	Total

Balance March 31, 2010	–	$–	$–	147,330,292	$147,330	$16,180,591	$(36,272,356)	$(19,944,435)

Shares issued for services of consultants and others				2,165,000	2,165	28,136		30,301
Shares issued for interest expense				1,578,947	1,579	33,421		35,000
Net loss for the six months ended September 30, 2010							(4,853,591)	(4,853,591)
Balance September 30, 2010	–	$–	$–	151,074,239	$151,074	$16,242,148	$(41,125,947)	$(24,732,725)

Balance March 31, 2011	100,000	$100	$1,575,623	174,831,129	$174,831	$16,678,528	$(51,712,134)	$(33,283,052)

Shares issued on conversion of debentures				450,000	450	67,050		67,500
Shares issued for services of employees, consultants, directors and others				3,750,000	3,750	71,250		75,000
Shares issued for acquisitions				2,000,000	2,000	58,000		60,000
Shares issued to insiders as payment of accounts payable				4,500,000	4,500	130,500		135,000
Shares issued for interest payments				350,000	350	3,400	15,883,831	3,750
Net income for the six months ended September 30, 2011							15,883,831	15,883,831
Balance September 30, 2011	100,000	$100	$1,575,623	185,881,129	$185,881	$17,008,728	$(35,828,303)	$(17,057,971)

See accompanying notes to these condensed consolidated financial statements.

Index

Green Planet Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	September 30,	September 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income/(Loss)	$15,883,831	$(4,853,591)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	71,163	505,565
Bad debt provision	230	–
Amortization of debt discount and consulting contracts	78,333	(52,296)
Shares issued for services and interest	78,750	65,301
Change in derivative liability	(61,060)	(19,202)
Change in cashless warrant liability	(2,267)	(3,152)
Gain on deconsolidation	18,472,331	–
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	358,829	(121,287)
Inventory	(93,689)	12,685
Prepaid expenses	175,864	76,131
Other assets	(688,095)	45,289
Accounts payable	504,509	81,116
Accounts payable - affiliates	(116,316)	246,995
Accrued liabilities	3,397,303	4,123,297
Cash provided (used) by operating activities	1,115,054	106,882
Investing Activities:
Intangibles and goodwill	–	(3,335)
Cash provided (used) by investing activities	–	(3,335)
Financing Activities:
Repayment of debt	(1,355,840)	(979,487)
Net cash provided (used) by financing activities	(1,355,840)	(979,487)
Net increase (decrease) in cash	(240,786)	(746,398)
Cash and cash equivalents at beginning of period	305,049	880,808
Cash and cash equivalents at end of period	$64,263	$134,410

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$224,312	$137,347
Cash paid during the year for income taxes	$–	$–
Non Cash Activities:
Stock issued for services, payable and interest	$(213,750)	$(65,301)
Common stock issued for services, payable and interest	8,600	3,744
Additional paid-in capital from conversion of note payable	$205,150	$61,557
	$–	$–
Conversion of debt to common stock	$67,500	$–
Reclass of accrued liabilities to long-term contracts	$–	$11,810,783

See accompanying notes to these condensed consolidated financial statements.

Index

Green Planet Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended September 30, 2011 and 2010 (Unaudited)

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

Continuance of Operations

These condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to develop products, operate its sales force and to acquire additional businesses. The Company has negative working capital, has incurred operating losses and requires additional capital to fund development activities, meet its obligations and maintain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  During the year ended March 31, 2011 and the six months ended September 30, 2011, the Company did not issue any common stock for cash proceeds.  The Company is in negotiations to obtain additional necessary capital to complete its regulatory approvals, expand production and sales and generally meet its business objectives. The Company forecasts that the equity and additional borrowing capacity that it is working to obtain will provide sufficient funds to complete its primary development activities and achieve profitable operations, although the Company can provide no assurance that additional equity or additional borrowing capacity will be obtained or that profitable operations will be achieved.  As a result, the Company’s independent registered public accounting firm has issued a going concern opinion on the Company’s condensed consolidated financial statements for the year ended March 31, 2011. These financial statements do not include any adjustments that might result from this uncertainty.

Deconsolidation of Subsidaies Filing Chapter 11 Bankruptcy

On August 18, 2011, Lumea Staffing, Inc. and Lumea Staffing of CA, Inc., two subsidiaries of Lumea, Inc., filed Chapter 11 reorganization proceedings in the United States Bankruptcy Court for the District of Arizona. In accordance with Accounting Standards Codification (“ASC 810”), when a subsidiary becomes subject to the control of a government, court, administrator, or regulator, deconsolidation of that subsidiary is generally required. We have therefore deconsolidated Lumea Staffing, Inc. and Lumea Staffing of CA, Inc. from our balance sheet as of August 18, 2011, and have eliminated the results of their operations from our results of operations beginning on that date. We believe we have no responsibility for liabilities of these two entities. As a result of the Chapter 11 reorganization proceedings, on a prospective basis we will continue to account for our investment in these two entities under the cost method.

Index

The gain on deconsolidation related to the carrying amount of net assets of the two entities at August 18, 2011 was calculated in accordance with ASC 810-10-40-5, as follows:

a)
the aggregate of (1) the fair value of consideration received, (2) the fair value of any retained noncontrolling investment in the former subsidiaries at the date the subsidiaries are deconsolidated, and (3) the carrying amount of any noncontrolling interest in the former subsidiaries; less

b)	the carrying amount of the former subsidiary’s assets and liabilities.

In determining the carrying value of any retained noncontrolling investment in the two entities at the date of deconsolidation we considered several factors, including analyses of cash flows combined with various assumptions relating to the future performance of these entities and a discounted value of the entities’ recorded payroll tax and workers’ compensation liabilities and future workers’ compensation obligations based on information available to us as of the date of deconsolidation. The discounted cash flow approach relies primarily on Level 3 unobservable inputs, whereby expected future cash flows are discounted using a rate that includes assumptions regarding an entity’s average cost of debt and equity, incorporates expected future cash flows based on historical experience, and applies certain assumptions about risk and uncertainties due to the bankruptcy filing. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. As a result of this analysis, we determined that the carrying value of our retained interest in the two entities in bankruptcy approximated zero. The entities will be presented using the cost method during the reorganization period.

The following table summarizes the effects on the September 30, 2011 Condensed Consolidated Balance Sheet of the deconsolidation of the two entities effective August 18, 2011:

Cash	$(327,946)
Accounts receivable	(885,678)
Other assets	(720,000)
Property, plant and equipment	(11,207)
Reduction of total assets 08/18/11	$(1,944,831)

Accounts payable	$(895,395)
Accounts payable - Tax & Wage	(10,455,142)
Accrued liabilities	(2,874,986)
Notes payable	(6,191,639)
Reduction of total liabilities and stockholders' equity	$(20,417,162)

Gain from deconsolidation of bankrupty subsidiaries	$18,471,331

Contingent Liability

The above gain does not include $6,725,000 which is presented as a contingent liability pending definitive resolution of the bankrupty by the two entities and represents the trust fund portion of the payroll tax liability.  The Company does not believe that it has any liability for these amounts and upon resolution and acceptance of a plan of reorganization by the Bankruptcy Court the matter will be resolved and the Company will recognize an additional gain in the period that it is resolved.

Note 16 reflects the financial results of the two entities since deconsolidation.

Index

Acquisition of Arizona Independent Power, Inc. and staffing acquisition

The Company made two acquisitions: 1) On July 6, 2011, the Company acquired an approximately $4,000,000 per annum in light industrial employee staffing business in Illinois for 1,000,000 shares of the Company's restricted common stock, a six year promissory note for $500,000 with payment commencing in October 2011, and brokerage fees of $36,000 and 50,000 shares of free-trading common stock. At July 6, 2010 the stock was valued at $42,000 and has been issued and is outstanding. The remainder of the purchase price is contingent and has been deferred pending completion of the acquisition of the above referenced staffing business until at least April 1, 2012, and 2) on August 1, 2011, the Company entered into a Stock Purchase Agreement (the “Agreement”) with the shareholders of Arizona Independent Power, Inc. (“AIP”), a Nevada corporation, to acquire all of the issued and outstanding stock of that company.  The sellers are not and have not been associated with the Company.  The purchase price to the Sellers is one million common shares of restricted common stock valued as of the acquisition date at $40,000, which has been paid, a contingent note payable in the amount of $2 million, payable when the Company has raised $5 million for the initial exploration as described below, and a contingent note payable for $9 million due the Company when the license to construct and operate the underlying project is issued.  Management deems the occurrence of these contingent events to be unlikely, and therefore, the contingent notes have not been included in the acquisition-date fair value of the total consideration of the acquisition.

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

Consolidation - The condensed consolidated financial statements include the accounts of Green Planet Group, Inc. and its consolidated subsidiaries and wholly-owned limited liability company, except that as discussed in Notes 1 and 16, as of August 18, 2011 the consolidated financial statements no longer contain Lumea Staffing, Inc. and Lumea Staffing of CA, Inc. in accordance with GAAP as a result of their filing for protection under Chapter 11 of the United States Bankruptcy Code.  All significant intercompany transactions and balances have been eliminated.

Index

Use of Estimates - The preparation of financial statements in conformity with United States generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to revenue recognition, contractual allowances and uncollectible accounts, accrued liabilities, derivative liabilities, income taxes, litigation and contingencies and the fair value of the Company’s investment in the deconsolidated entities. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ significantly from these estimates.

Cash Equivalents - The Company invests its excess cash in short-term investments with various banks and financial institutions. Short-term investments are cash equivalents, as they are part of the cash management activities of the company and are comprised of investments having maturities of three months or less at inception.

Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts when management estimates collectability to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $1,503,550 (unaudited) and $2,034,760 at September 30, 2011 and March 31, 2011, respectively.

Inventories - Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out (FIFO) method. Obsolete or abandoned inventories are charged to operations in the period that it is determined that the items are no longer viable sales products.  The Company did not deem an allowance for slow moving and obsolete inventory to be necessary as of September 30, 2011 and March 31, 2011.

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

Index

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

Selling Expenses - Included in selling, general and administrative expenses are the commission expenses for both employees and outside sales representatives ranging from 1.5% to 11.5% per dollar of sales. Our staffing sales representatives are paid a commission on new sales.  The Company expends amounts to advertise and distinguish its products from those of its competitors through the use of in-store advertising, printed media, internet and broadcast media.   Advertising expenses for the three and six months ended September 30, 2011 and 2010 were $11,752 and $29,354, and $23,637 and $39,359 respectively, and are expensed as incurred.

Research, Testing and Development - Research, testing and development costs are expensed as incurred. Research and development expenses, including testing, for the three and six months ended September 30, 2011 and 2010 (unaudited) was $0 for all periods.  Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition.

Index

Income Taxes - We provide for income taxes in accordance with ASC 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of September 30, 2011 and March 31, 2011.

Concentrations of Credit Risks - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. With respect to accounts receivable, such receivables are primarily from customers located in the United States. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition.  At September 30, 2011 and 2010, the amounts due from foreign distributors were $1,269,156 and $1,363,756 (unaudited), respectively. These balances were fully reserved at September 30, 2011 and 2010.  At September 30, 2011, the staffing business had one customer that accounted for approximately 22.5% and 18.5% of gross sales for the three and six months then ended and for the same periods in 2010 had two customers that contributed greater than 10% of sales. The percentages were 12.3%, 10.3%, 12.3% and 11.8%, respectively. In the staffing business, customer volume fluctuates with the seasons, the customers’ lines of business and other factors.

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

Segment Information - We operate in two industry segments, the development, manufacture and sale of private and commercial vehicle energy efficient enhancement products, and employee staffing services. The enhancement products are designed to extend engine life, promote fuel efficiency and reduce emissions. These products are being marketed by the Company and sales were predominantly in the United States of America, Canada, Mexico and Africa.  During the three and six months ended September 30, 2011, the states of AZ, CA, FL and IL accounted for 76.9% and 84.3%, respectively. During the three and six months ended September 30, 2010, the same states accounted for 81.7% and 84.3%, respectively.

Litigation - The Company is and may become a party in routine legal actions or proceedings in the ordinary course of its business. Management does not believe that the outcome of these routine matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Index

Environmental - The Company’s enhancement products and related operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company must devote substantial financial resources to ensure compliance, and it believes that it is in substantial compliance with all the applicable laws and regulations.   As a result, the Company does not believe it has any environmental remediation liability at September 30, 2011.

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

In June 2010, accounting guidance was amended to change the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of the comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculations and presentation of earning per share. These changes become effective for fiscal years beginning after December 15, 2011. The Company has determined that these changes will not have an effect on the consolidated financial results.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Index

Note 3 – Inventories

Inventory consists of finished goods and raw material as follows:

	September 30, 2011	March 31, 2011
	(Unaudited)

Finished goods	$83,283	$55,797
Raw material	260,392	199,189
	$348,675	$254,986

Note 4 – Property, Plant and Equipment

Property, plant and equipment and computers consisted of the following:

	September 30, 2011	March 31, 2011
	(Unaudited)

Property and plant	$1,452,146	$1,452,146
Equipment and computers	670,430	703,272
Less accumulated depreciation	(719,608)	(670,081)
Net property, plant and equipment	$1,402,968	$1,485,337

During the three and six months ended September 30, 2011 and 2010 depreciation expense was $35,187 and $42,282, for the three months periods and $71,163 and $84,565 for the six month periods, respectively.

Note 5 – Intangible Assets and Goodwill

At March 31, 2011, the Company fully impaired its production and license rights under the Environmental Protection Agency, customer relationships and goodwill in the aggregate amount of $6,990,097. For the three and six months ended September 30, 2010 the Company recognized $178,820 and $357,639, respectively.

	Weighted	March 31, 2011
	Average	Gross Carrying	Accumulated		Net Carrying
	Useful Life	Amount	Amortization		Amount

Intangible assets subject to amortization:
EPA licenses	7 years	$887,055	$887,055	(1)	$–
Customer Relationships	5 years	3,579,391	3,576,391	(2)	–
		$4,463,446	$4,463,446		$–

Goodwill not subject to amortization:
Goodwill		$8,979,822	$8,979,822	(3)	$–
		$8,979,822	$4,355,151		$–
_______________
(1)	Includes impairment valuation of $253,444 during the year ended March 31, 2011.
(2)	Includes impairment valuation of $2,111,982 during the year ended March 31, 2011.
(3)	Impairment valuation of goodwill of $4,624,671 for the year ended March 31, 2011.

Index

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following as of September 30, 2011 and March 31, 2011:

	September 30, 2011	March 31, 2011
	(Unaudited)
Accrued contingent liabilities	$300,000	$300,000
Accrued penalties and interest	2,570,747	2,598,977
Other accrued expenses and workers’ compensation claims	280,581	1,333,206
	$3,151,328	$4,232,183

Note 7 – Accrued Payroll, Taxes and Benefits

Accrued payroll, taxes and benefits was $1,010,465 and $16,666,660 at September 30, 2011 and March 31, 2011, respectively.

At September 30, 2011, substantially all of the accrued payroll and taxes represent current obligations for payroll and the related payroll taxes and payments coming due in the near term.  In accordance with GAAP requirements the Company has accrued penalties and interest up to the date of the deconsolidation of the two entities described in Note 1.

Note 8 – Notes Payable

As of September 30, 2011 and March 31, 2011 notes payable consist of the following:

	September 30,	March 31,
	2011	2011
	(Unaudited)

Revolving line of credit against factored Lumea receivables (1)	$840,626	$2,124,641
Bank loans, payable in installments	221,937	227,345
Mortgage loan payable, monthly payments of principal and interest at 3 month LIBOR plus 4.7%	784,427	802,550
Payments due seller of XenTx Lubricants	254,240	254,240
Loan from Dyson	60,000	60,000
Notes payable	1,254,709	1,254,709
Loans from individuals, due within one year	453,038	461,645
Purchase Note 1	–	4,647,970
Purchase Note 2	–	1,078,871

Total	3,868,977	10,911,971
Less current portion	3,087,573	8,838,922

Long-term debt	$781,404	$2,073,049
____________
(1)	The Company maintains a $5 million line of credit relating to its factored accounts receivable.

Index

Bank Loan consists of a loan due in July, 2012 with monthly payments of $5,500 per month with balance due at maturity. The loan is secured by receivables, inventory and equipment in Durant, Oklahoma.   The loan bears interest at 8.0% per annum.

The payments on purchase notes due sellers bear interest at a rate of 8.0% and was due on March 31, 2011, and is currently in default.

Substantially all of the staffing receivables are pledged as collateral for the revolving line of credit.  At September 30, 2011 and March 31, 2011, the Company had pledged receivables of $949,921 and $2,417,724, respectively.  This line of credit has been renewed through 2012.

Note payable consists of the loan from Shelter Island Opportunity Fund (“Shelter Island”) with interest at 12.25% per annum and secured by the plant, equipment and inventory in Durant, Oklahoma.   The Note payable matured on December 31, 2010, and is due and payable. The Company has accrued additional default interest at 18% per annum on this note and is attempting to work out a restructuring or refinancing of this amount. Certain liquidated damages terms are included in this note, however, none were recorded as the Company does not believe that any such damages have been incurred. On August 20, 2011 Shelter Island filed suit against the Company seeking payment of its debt or delivery of the underlying property securing the loan. The assets securing the loan are subject to first liens by banks. The Company believes that it will reach an agreement with the Shelter Island for the resolution of this case.

The Loans from lenders and individuals includes seven loans which are commercial loans and personal loans in the normal course of business and bear interest from 9% to 12%, with maturity dates ranging from March 2012 to April 2015.

Substantially all of the Company’s assets are pledged as collateral for our debt obligations at September 30, 2011.

Maturities for the remainder of the loans are as follows:

2013	$24,423
2014	$26,591
2015	$25,814
2016	$23,200
Thereafter	$681,376

Note 9 – Income Taxes

Through September 30, 2011, we recorded a valuation allowance of approximately $17,200,000 against deferred income tax assets primarily associated with tax loss carry forwards. Our significant operating losses experienced in prior years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.

We have net operating loss carry forwards of approximately $42,100,000. Our net operating loss carry forwards will expire between 2025 and 2032 for federal purposes and approximately 10 years earlier for state purposes.

The deconsolidated entities continue to be members of the consolidated group for tax purposes.

Index

Significant components of our deferred tax assets and liabilities at the balance sheet dates were as follows:

	September 30,
	2011	2010
Deferred Tax Assets and Liabilities	(Unaudited)	(Unaudited)
Deferred tax assets:
Net operating loss carryforwards	$16,100,000	$11,500,000
Allowance for doubtful accounts	1,000,000	900,000
Total	17,100,000	12,400,000
Less: Valuation allowance	(17,100,000)	(12,400,000)
Total deferred tax assets	–	–
Total deferred tax liabilities	–	–
Net deferred tax liabilities	$–	$–

 A reconciliation of the federal statutory rate to the effective tax rate is as follows:

	For the six months ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Reconciliation:
Income tax credit at statutory rate	$690,000	$731,000
Effect of state income taxes	94,000	150,000
Valuation allowance	(784,000)	(881,000)
Income taxes (credit)	$–	$–

Future realization of the net operating losses is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 34% Federal income tax rate. The net federal operating losses expire as follows:

Amount
(Unaudited)

2025	$1,500,000
2026	5,100,000
2027	3,100,000
2028	2,300,000
2029	2,300,000
2030	12,400,000
2031	13,000,000
2032	2,000,000
Total net operating loss available	$41,700,000

The Company is subject to various state income tax laws.  The carryover of net operating losses in the various states range from five (5) years to fifteen (15) years based on the actual business activities within each state.

Index

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

The following table provides fair market measurements of the derivative liability and cashless warrant liability as of September 30, 2011:

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
(Unaudited)

Warrant liabilities	$105,073
Cashless warrant liability	1,264
$106,337

The change in fair market value of the derivative liability and cashless warrant liability is included in interest expense in the Condensed Consolidated Statements of Operations.

The following table provides a reconciliation of the beginning and ending balances of the derivative liability and cashless warrant liability as of September 30, 2011:

	Warrant Liability	Cashless Warrant Liability	Total

Beginning balance April 1, 2011	$166,133	$3,531	$169,664
Change in fair market value of derivative liability and cashless warrant liability	(61,060)	(2,267)	(63,327)
Ending balance September 30, 2011 (Unaudited)	$105,073	$1,264	$106,337

Certain financial instruments are carried at cost on the condensed consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other short-term liabilities.

Index

Note 11 – Convertible Debt

The Company entered into a Convertible Loan Agreement which also entitled the lenders to warrants and to convert the loans, at their option, to common stock of the Company. The debt is convertible at a rate of 50% of the then current market price at the time of conversion. At September 30, 2011, the value of the 6% Convertible Notes, with interest accrued quarterly, was as follows:

Maturity	Face Amount	Conversion Derivative	Balance
	(Unaudited)	(Unaudited)	(Unaudited)

April 28, 2009	$293,300	$293,300	$586,600
August 17, 2009	700,000	700,000	1,400,000
October 28, 2009	300,000	300,000	600,000
November 10, 2009	1,200,000	1,200,000	2,400,000
Total	$2,493,300	$2,493,300	$4,986,600

Interest expense for the three and six months ended September 30, 2011 and 2010 was $93,499 and $93,440 for the three month periods and $186,998 and $186,880 for the six month periods, respectively.

The notes have matured and the conversion features have expired.  These loans are subordinate to the Shelter Island Opportunity Fund (“SIOF”) loan, which prevents collection or enforcement without either the full payment of the SIOF loans or the consent of that loan holder.  The Company is attempting to negotiate an agreeable settlement with the convertible note holders for a loan extension and fixed payment terms over several years. The debt is in default and accrues interest at the default rate of 15% per annum.  The debt agreements include provisions for certain liquidated damages, however, the Company does not believe that it has incurred any such liquidated damages, and accordingly, none have been recorded as of September 30, 2011 or March 31, 2011.

Note 12 – Derivative Financial Instruments

In connection with various financings through November 10, 2006, the Company has issued warrants to purchase shares of common stock in conjunction with the convertible notes to purchase 12,000,000 shares of common stock at an exercise price of $2.50 per share. The Company also issued warrants to a broker in the transaction for the exercise of 640,000 outstanding shares of common stock at an exercise price of $2.50. These warrants expire if not exercised at various dates in 2013 through November 10, 2013. At September 30, 2011, all of the 12,640,000 outstanding warrants have been issued entitling the lender to one share for each warrant at an exercise price of $2.50 per share.

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

Index

At September 30, 2011 there were 18,934,750 shares subject to warrants at a weighted average exercise price of $1.92.

Exercise Price	Number of Shares Subject to Outstanding Warrants and Options and Exercisable	Weighted Average Remaining Contractual Life (years)
	(Unaudited)

$ 0.75	6,294,750	0.75
$ 2.50	12,640,000	1.76
	18,934,750

In addition to the spot price of the stock and remaining term of the warrant, other factors used in the binomial model included in the fair value analysis at September 30, 2011 were the volatility of 227.1%, risk free rate of between 0.13% and 1.43% and a dividend rate of $0 per period.

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

Lease Commitments

The Company has lease agreements for office space in Scottsdale, Arizona and for 11 offices throughout the United States. The remaining lease commitment for the two Scottsdale offices are 5.25 years each and the other offices are year to year or month-to-month. The following table sets forth the aggregate minimum future annual lease commitments at September 30, 2011 under all non-cancelable leases for the twelve months:

Amount
(Unaudited)

2012	$187,000
2013	203,000
2014	162,000
2015	135,000
2016	96,000
Thereafter	21,000
$804,000

Lease expense for the quarters ended September 30, 2011 and 2010 was $72,388 and $78,330, respectively.  Lease expense for the six months ended September 30, 2011 and 2010 was $149,157 and $203,650, respectively.  The total of all scheduled lease payments, assuming all locations are continued at the same rates, is approximately $194,000 per year.

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

Note 14 – Company Stock

Preferred Stock

At September 30, 2011, the Company had 1,000,000 shares of $0.001 par value preferred stock authorized and issued 100,000 of its Convertible Series A Preferred Stock in exchange for an outstanding debt of the Company. The shares have a dividend rate of 6%, or approximately $8,000 per month commencing in April 2011, are convertible by the holder at any time that the quoted stock price of the common stock is equal to or greater than $0.32 per share. The shares are convertible at a rate of 49.24 shares of common stock for each share of preferred stock.

Common Stock

At September 30, 2011, the Company had 250,000,000 shares authorized of $0.001 par value common stock, of which issued and outstanding shares were 185,881,129 shares.

During the six months ended September 30, 2011, the Company issued an aggregate of 4,100,000 common shares as compensation to employees and for interest payments recognizing an aggregate addition to stockholders’ equity of $78,750 based on the market price of the stock at the date of the agreements, issued 4,500,000 shares to insiders above the market price as payment for amounts owed these insiders of $135,000, issued 450,000 shares in conjunction with debt conversions of $67,050 and 2,000,000 shares in conjunction with acquisitions of Arizona Independent Power, Inc. and a block of staffing business with the stock valued at a market price of $60,000.

Index

Warrants

No warrants have been exercised.

At September 30, 2011 the status of the outstanding warrants is as follows:

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

The warrants have no intrinsic value at September 30, 2011.

Note 15 –  Gain/(Loss) Per Share

Basic income (loss) per common share is computed by dividing the results of operations by the weighted average number of shares outstanding during the period. For purposes of the determining the number of shares outstanding the shares received by the acquirer in the reverse acquisition are treated as outstanding for all periods prior to the transaction.

Diluted loss per common share adjusts basic loss per common share for the effects of convertible securities, stock options, warrants and other potentially dilutive financial instruments only in periods in which such effect is dilutive. No instruments were dilutive at September 30, 2011 or 2010.  The diluted loss per common share excludes the dilutive effect of approximately 18,934,750 and 22,740,000 warrants at September 30, 2011 and 2010, respectively, and Convertible Preferred Stock, which is convertible into 4,924,134 common shares when the common stock price reaches or exceeds $0.32 per share, since such instruments have an exercise price in excess of the average market value of the Company’s common stock during the respective periods.

Note 16 – Reorganization Proceedings of Certain Subsidiaries

General – Lumea Staffing, Inc. and Lumea Staffing of CA, Inc. filed for protection under Chapter 11 of the Bankruptcy Code of the U.S. Bankruptcy Court for the District of Arizona in August 18, 2011. The filing entities took this action to resolve all pending tax and workers’ compensation claims. As a result of the filings, actions against these entities has been stayed due to the automatic imposition of an automatic stay applicable to bankruptcy cases. At this time it is not possible to predict how long the proceedings will last, the form of any ultimate resolution or when an ultimate resolution might occur.

Debtor-in-Possession (“DIP”) Activities – In connection with the bankruptcy filing, the entities’ factoring entity has been extended with the approval of the Court. As a result of their bankruptcy filings, these two entities are precluded from paying dividends to shareholders and from making payments on any pre-bankruptcy filing accounts or notes payable that are due and owing to any related entity or other pre-petition creditor during the pendency of the bankruptcy case, without the Bankruptcy Court’s approval.

Index

These entities are supposed to submit a plan of reorganization to the Bankruptcy Court detailing the entities’ plan of reorganization. The exclusivity period under which these entities are the only entities permitted to file such a plan is currently set to expire on December 15, 2011.

When the entities emerge from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan or reorganization.

Financial Results

The condensed combined financial information of the two entities is set forth below, presented on a historical cost basis:

Lumea Staffing, Inc. and Lumea Staffing of CA, Inc.
(Debtors-in-Possession)
Condensed Combined Balance Sheet (Unaudited)
(in thousands, at historical cost)

September 30, 2011
Assets:
Current assets	$2,334
Property and equipment	11
Total assets	$2,345

Liabilities and Stockholder’s Equity/(Deficit):
Current liabilities	$1,075
Other Liabilities	–
Liabilities subject to compromise (a)	29,393
Total liabilities	30,468
Stockholder’s equity/(deficit)	(28,123
Total liabilities and stockholder’s equity	$2,345
_______________
(a)
Liabilities subject to compromise include pre-petition liabilities which may be settled at amounts which differ from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of payroll tax liabilities and workers’ compensation obligations.

Index

Lumea Staffing, Inc. and Lumea Staffing of CA, Inc.
(Debtors-in-Possession)
Condensed Combined Statement of Operations (Unaudited)
(in thousands, at historical cost)

September 30, 2011

Net sales	$2,705
Cost of sales	2,390
Gross profit	315

Operating expenses:
Selling, general and admiinistrative	376
Depreciation	1
377
Operating income/(loss)	(62)
Interest expense	212
Loss before reorganization expenses	(274
Reorganization expenses	80
Loss before taxes	(354)
Income taxes	–
Net Loss	$(354)

Lumea Staffing, Inc. and Lumea Staffing of CA, Inc.
(Debtors-in-Possession)
Condensed Combined Statement of Cash Flows (Unaudited)
(in thousands, at historical cost)

September 30, 2011

Net cash flows from operating activities	$(385)
Net cash provided from financing activities	301
Net decrease in cash	(84)
Cash and cash equivalents at beginning of period	328
Cash and cash equivalents at end of period	$244

Index

Note 17 – Segment Reporting

Green Planet Group, Inc. has two reportable segments: the engine, fuel additives and green energy products and the industrial staffing segments.  The first segment is comprised of the XenTx Lubricants, EMTA Corp. and White Sands entities and the staffing segment is comprised of Lumea, Inc. and its operating subsidiaries. AIP has not commenced operations nor had any revenue.

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

The Company analyzes the result of the operations of the individual entities and the segments. Green Planet does not allocate income taxes and unusual items to the segments. The segment information for the three months and six months ended September 30, 2011 and September 30, 2010 are presented below.

For the three months ended	Additives &		Corporate
September 30, 2011 (Unaudited)	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$235,784	$6,025,461	$–	$6,261,245
Depreciation and amortization	32,670	2,517	–	35,187
Interest expense	31,035	588,194	(352,559)	266,670
Gain from deconsolidation		17,605,037		17,605,037
Loss before income taxes	(50,334)	17,870,909	(215,538)	17,605,037
Net loss	(50,334)	17,870,909	(215,538)	17,605,037

	Additives &		Corporate
September 30, 2010 (Unaudited)	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$313,175	$9,997,275	$–	$10,310,450
Depreciation and amortization	64,350	188,433	–	252,783
Interest expense	12,494	2,417,120	108,395	2,538,009
Loss before income taxes	(64,768)	(2,463,974)	(346,175)	(2,874,917)
Net loss	(64,768)	(2,463,974)	(346,175)	(2,874,917)

Index

For the six months ended	Additives &		Corporate
September 30, 2011 (Unaudited)	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$571,634	$14,797,864	$–	$15,369,498
Depreciation and amortization	64,340	5,823	–	71,163
Interest expense	59,973	1,097,440	4,139	1,161,552
Gain from deconsolidation		18,472 331		18,472 331
Income/(Loss) before income taxes	(131,416)	16,839,834	(824,587)	15,883,831
Net Income/(Loss)	$(131,416)	$16,839,834	$(824,587)	$15,883,831

Balance sheet information:
Total assets	1,909,836	1,779,274	21,814	$3,907,257

	Additives &		Corporate
September 30, 2010 (Unaudited)	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$656,162	$19,679,885	$–	$20,336,047
Depreciation and amortization	128,700	376,865	–	505,565
Interest expense	33,893	3,199,477	232,762	3,466,132
Loss before income taxes	(137,164)	(3,813,395)	(903,032)	(4,853,591)
Net loss	(137,164)	(3,813,395)	(903,032)	(4,853,591)

Balance sheet information:
Total assets	2,173,763	10,877,328	745,318	13,796,409

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet included in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. The consolidated financial statements include the accounts of the Green Planet Group, Inc. and its wholly-owned subsidiaries, except for certain entities that were deconsolidated on August 18, 2011. Please refer to Notes 1 and 16 for further information. For further information, refer to the consolidated financial statements and accompanying notes included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2011.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Green Planet Group, Inc., our operations and our business environment. MD&A is provided as a supplement to (and should be read in conjunction with) our Financial Statements and accompanying notes.

Index

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the three months ended September 30, 2011 and 2010 as a percentage of net sales:

	For the three months ended		For the six months ended
	September 30,		September 30,
	2011	2010	2011	2010

NET SALES	100.0%	100.0%	100.0%	100.0%
COST OF SALES	81.3%	84.3%	83.6%	84.4%
GROSS PROFIT	18.7%	15.7%	16.4%	15.6%

OPERATING EXPENSES:
Selling, general and administrative	27.7%	16.6%	25.2%	20.3%
Depreciation and amortization	0.6%	2.4%	0.5%	2.5%
Allowance for bad debts	–%	–%	–%	–%

TOTAL OPERATING EXPENSES	28.3%	19.0%	25.7%	22.8%

INCOME/(LOSS) FROM OPERATIONS	(9.6)%	(3.3)%	(9.3)%	(7.2)%
Other income (expense)	–%	–%	–%	0.4%
Interest expense	(4.3)%	(24.6)%	(7.6)%	(17.0)%
Gain from deconsolidation	295.0%	–%	120.2%	–%

INCOME/(LOSS) BEFORE INCOME TAXES	281.2%	(27.9)%	103.3%	(23.9)%
Income tax benefit	–%	–%	–%	–%

NET INCOME/(LOSS)	281.2%	(27.9)%	103.3%	(23.9)%

Three months ended September 30, 2011 as compared to three months ended September 30, 2010

Net Sales: Net Sales decreased from $10,310,450 in 2010 to $6,261,245 in 2011 or a decrease of $4,049,205. This represents a decrease of 39.3% over the same period a year earlier. The decrease of $2,819,000 was due to our deconsolidation on August 18th and the remaining $1,230,205 was attributable to client contractions and terminations caused by the client business decisions and the economy in general.

Gross Margin: Gross Margin increased from 15.7% to 18.7%, an increase of 19.1%. This increase is due the composition of employees being provided to staffing clients and more aggressive pricing, an increase in additive costs that increased 2% relative to sales in that segment and a 1/2% mathematical variation as result of increasing both revenues and costs for client reimbursement of living expenses and per diem payments.

Selling, General and Administrative Expenses: The Company increased its SG&A from $1,707,261 to $1,738,559 or an increase of 1.8%, reflecting modest increase in workers’ compensation, and salaries. We continue our operational measures to reduce overhead, close unprofitable locations and achieve greater efficiency of staff.

Depreciation and Amortization: The decrease in the depreciation and amortization was due to the write off of amortizable intangible assets at the end of the prior year and a slight reduction in depreciation from the removal of the deconsolidated entities and the equipment and computers of those entities.

Index

Interest Expense: Interest expense decreased from $2,538,009 to $266,670 or 89.5% over the interest expense for the prior year in part due to the deconsolidation on August 18, 2011 and the related interest and penalties for the unpaid payroll taxes, conversion of certain debt to equity in the prior year and reduction in the carrying value of the derivatives at the end of the September 30, 2011 quarter.

Six months ended September 30, 2011 as compared to six months ended September 30, 2010

Net Sales: Net Sales decreased from $20,336,047 in 2010 to $15,369,498 in 2011 or a decrease of $4,966,549. This represents a decrease of 24.4% over the same period a year earlier. The decrease of $2,819,000 was due to our deconsolidation on August 18th, 2011 and the remaining $2,147,000 was attributable to client contractions and terminations caused by the client business decisions and the economy in general.

Gross Margin: Gross Margin increased from 15.6% to 16.4% or an increase of 5.1%. This increase is due the composition of employees being provided to staffing clients and more aggressive pricing, an increase in additive costs that increased 2% relative to sales in that segment and a 1/2% mathematical variation as result of increasing both revenues and costs for client reimbursement of living expenses and per diem payments.

Selling, General and Administrative Expenses: The Company decreased its SG&A from $4,135,311 to $3,882,841 or a decrease of $252,470, reflecting an increase in the percentage of SG&A relative to sales from 20.3% of sales to 25.2% of sales, an increase of 24.1%. The decreased dollar amount was due to the increased operating efficiencies allocated to a lower volume of sales. We continue our cost cutting measures to reduce overhead, closing unprofitable locations and achieve greater productivity from the staff.

Depreciation and Amortization: The decrease in the depreciation and amortization was due to the write off of amortizable intangible assets at the end of the prior year and a slight reduction in depreciation from the removal of the deconsolidated entities and the equipment and computers of those entities.

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

Index

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

We have experienced operating losses for the three months ended September 30, 2011 and 2010 and cash flows from operations of $115,054 for the six-month period ended September 30, 2011. The aggregate net losses for the last two fiscal years aggregated $15,439,778 and $15,687,606, respectively. For the six months ended September 30, 2011, the loss from operations was $1,427,788 with aggregate contributing non-cash factors of depreciation, amortization, bad debts, share based payments and derivation valuation factors of $165,149 for the six months compared to the prior year to date of $496,216. We have funded our operations to date by borrowings from third parties and investors. In the September 30, 2011 quarter we issued $21,750 of common stock for services and interest. The inability of the Company to raise capital through the private sale of common stock or through the issuance of debt instruments at acceptable prices and in a timely manner will have a negative impact on the results of operations and viability of the Company.

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

Substantially all of the Company’s assets are pledged as collateral for our debt obligations at September 30, 2011.

As discussed in Notes 1 and 16 to the Condensed Consolidated Financial Statements, two of the then Lumea subsidiaries' filed for protection under the United States Bankruptcy Code, Chapter 11, debtor in possession. As of August 18, 2011 the operations of the two entities are no longer included in the consolidated financial statements pursuant to the requirements of GAAP. All creditors of these two entities are stayed from further action against these entities without specific approval of the bankruptcy court.

At September 30, 2011, the Company does not have any significant commitments for capital expenditures.  The Company is discussing with potential customers the manufacturing and delivery logistics and depending on the results of such negotiations, the Company may be required to expand its manufacturing capabilities.  We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease arrangements for our corporate facilities and short-term purchase order commitments to our suppliers.

At September 30, 2011, the Company’s aggregate of accounts payable, accrued liabilities and notes due within one year has decreased by approximately $23,200,000 from $31,600,000 at March 31, 2011 to $8,400,000 at September 30, 2011.  This decrease substantially reflects the deconsolidation of the two entities at August 1, 2011.

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

Index

OFF BALANCE SHEET ARRANGEMENTS

Not applicable.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Below is a summary of the Company's significant accounting policies, which should be read in conjunction with the Company's March 31, 2011 Annual Report filed on Form 10-K.

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

Consolidation - The condensed consolidated financial statements include the accounts of Green Planet Group, Inc. and its consolidated subsidiaries and wholly-owned limited liability company, except that as discussed in Notes 1 and 16, as of August 18, 2011 the consolidated financial statements no longer contain Lumea Staffing, Inc. and Lumea Staffing of CA, Inc. in accordance with GAAP as a result of their filing for protection under Chapter 11 of the United States Bankruptcy Code.  All significant intercompany transactions and balances have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with United States generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to revenue recognition, contractual allowances and uncollectible accounts, accrued liabilities, derivative liabilities, income taxes, litigation and contingencies and the fair value of the Company’s investment in the deconsolidated entities. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ significantly from these estimates.

Cash Equivalents - The Company invests its excess cash in short-term investments with various banks and financial institutions. Short-term investments are cash equivalents, as they are part of the cash management activities of the company and are comprised of investments having maturities of three months or less at inception.

Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts when management estimates collectability to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $1,503,550 (unaudited) and $2,034,760 at September 30, 2011 and March 31, 2011, respectively.

Inventories - Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out (FIFO) method. Obsolete or abandoned inventories are charged to operations in the period that it is determined that the items are no longer viable sales products.  The Company did not deem an allowance for slow moving and obsolete inventory to be necessary as of September 30, 2011 and March 31, 2011.

Index

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

Selling Expenses - Included in selling, general and administrative expenses are the commission expenses for both employees and outside sales representatives ranging from 1.5% to 11.5% per dollar of sales. Our staffing sales representatives are paid a commission on new sales.  The Company expends amounts to advertise and distinguish its products from those of its competitors through the use of in-store advertising, printed media, internet and broadcast media. Advertising expenses for the three and six months ended September 30, 2011 and 2010 were $11,752 and $29,354, and $23,637 and $39,359 respectively, and are expensed as incurred.

Research, Testing and Development - Research, testing and development costs are expensed as incurred. Research and development expenses, including testing, for the three and six months ended September 30, 2011 and 2010 (unaudited) was $0 for all periods.  Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition.

Income Taxes - We provide for income taxes in accordance with ASC 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has recorded full valuation allowances as of September 30, 2011 and March 31, 2011.

Concentrations of Credit Risks - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. With respect to accounts receivable, such receivables are primarily from customers located in the United States. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition.  At September 30, 2011 and 2010, the amounts due from foreign distributors were $1,269,156 and $1,363,756 (unaudited), respectively. These balances were fully reserved at September 30, 2011 and 2010.  At September 30, 2011, the staffing business had one customer that accounted for approximately 22.5% and 18.5% of gross sales for the three and six months then ended and for the same periods in 2010 had two customers that contributed greater than 10% of sales. The percentages were 12.3%, 10.3%, 12.3% and 11.8%, respectively. In the staffing business, customer volume fluctuates with the seasons, the customers’ lines of business and other factors.

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

Segment Information - We operate in two industry segments, the development, manufacture and sale of private and commercial vehicle energy efficient enhancement products, and employee staffing services. The enhancement products are designed to extend engine life, promote fuel efficiency and reduce emissions. These products are being marketed by the Company and sales were predominantly in the United States of America, Canada, Mexico and Africa.  During the three and six months ended September 30, 2011, the states of AZ, CA, FL and IL accounted for 76.9% and 84.3%, respectively. During the three and six months ended September 30, 2010, the same states accounted for 81.7% and 84.3%, respectively.

Litigation - The Company is and may become a party in routine legal actions or proceedings in the ordinary course of its business. Management does not believe that the outcome of these routine matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Environmental - The Company’s enhancement products and related operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company must devote substantial financial resources to ensure compliance, and it believes that it is in substantial compliance with all the applicable laws and regulations.   As a result, the Company does not believe it has any environmental remediation liability at September 30, 2011.

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

Index

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

In June 2010, accounting guidance was amended to change the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of the comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculations and presentation of earning per share. These changes become effective for fiscal years beginning after December 15, 2011. The Company has determined that these changes will not have an effect on the consolidated financial results.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted under the supervision and with the participation of our management performed, which included our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which serve as the principal executive officer and principal financial officer, respectively, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding disclosures. Based upon that evaluation, our CEO and CFO concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC as a result of the material weaknesses in our internal controls described below.

Management assessed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.   Based on this evaluation, management concluded that, as of September 30, 2011, the Company’s ICFR was not effective at the reasonable assurance level because we identified the following material weaknesses:

Index

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

On August 20, 2011, Shelter Island Opportunity Fund, LLC filed a law suit in the Supreme Court of the State of New York, County of New York, Index No. 652209/2011 against EMTA Production Holdings, Inc., Green Planet Group, Inc. and XenTx Lubricants, Inc. seeking payment of the debt plus interest due Shelter Island Opportunity Fund, LLC or the delivery of the property and equipment located in Durant Oklahoma. The Company has answered the suit and believes that a settlement will be reached by the parties..

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
__________________
*	Filed herewith.
**	To be filed by amendment.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN PLANET GROUP, INC. (Registrant)

Date: November 21, 2011	/s/ Edmond L. Lonergan
Edmond L. Lonergan President and Chief Executive Officer

Date: November 21, 2011	/s/ James C. Marshall
James C. Marshall Chief Financial Officer