Form 10-Q/A
period 2011-09-30
GREEN PLANET GROUP, INC.
filed 2011-11-23
CIK 1372533

Index

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

Index

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (the “Form 10-Q”) of Green Planet Group, Inc. (the “Company”), filed with the Securities and Exchange Commission on November 21, 2011,  is to:

1.	Correct typographical errors, as follows:

Page 3 - Condensed Consolidated Balance Sheets:
(a)	To correct the amount of “Accounts receivable, net of allowancew for doubtful accounts” under the column for March 31, 2011 from 3,019,691 to 3,019,692;
(b)	To correct the amount of “Total Current Assets” under the column for September 30, 2011 from 2,234,267 to 2,324,267; and
(c)	To correct the amount of “Accumulated deficit” under the column for September 30, 2011 from (35,828,304) to (35,828,303);

Page 4 - Condensed Consolidated Statements of Operations - To correct the amount of “Depreciation and amortization” under Operating Expenses, under the column for “For the three months ended September 30, 2011” from 36,187 to 35,187;

Page 5 - Condensed Consolidated Statements of Stockholders' Equity/(Deficit) - To remove the 15,883,831 from the column entitled “Accumulated Deficit” inadvertently inserted under the line entitled “Shares issued for interest payments;”

Page 6 - Condensed Consolidated Statements of Cash Flows:
(a)	To correct the amount of “Amortization of debt discount and consulting contracts” under the column “For the six months ended September 30, 2010” from (52,296) to (52,294);
(b)	To correct the amount of “Gain on deconsolidation” under the column “For the six months ended September 30, 2011” from 18,472,331 to (18,472,331);
(c)	To correct the amount of “Other assets” under the column “For the six months ended September 30, 2010” from 45,289 to 45,288;
(d)	To correct the amount of “Accrued liabilities” under the column “For the six months ended September 30, 2010” from 4,123,297 to 4,252,869;
(e)	To correct the amount of “Cash provided (used) by operating activities” under the column “For the six months ended September 30, 2010” from 106,882 to 236,424; and
(f)
Under the section entitled “Non-Cash Activities,” to correct the descriptions for the first four transactions to read as follows:  “Common Stock issued for services, payable and interest,” “Common Stock issued for services, payable and interest (par value),” “Additional paid-in capital for services, payable and interest” and “Net non-cash stock activities related to services, payable and interest;”

Page 8 - In the table summarizing the effects on September 30, 2011 Condensed Consolidated Balance Sheet of the deconsolidation of the two entities effective August 18, 2011 - To correct the amount reflected for “Gain from deconsolidation of bankruptcy subsidiaries” from $18,471,331 to $18,472,331;

Page 17 - Note 9 - Income Taxes:
(a)	In the first paragraph, to correct the amount of the recorded valuation allowance from “approximately $17,200,000” to “approximately $17,100,000;” and
(b)	In the second paragraph, to correct the amount of net operating loss carry forwards from “approximately $42,100,000” to “approximately $41,700,000;”

Page 26 - In the table relating to segment information for the three months ended September 30, 2011 - To correct the amount of the line “Gain from deconsolidation” under the column entitled “Staffing” and under the column entitled “Consolidated” from 17,605,037 to 18,472,331;

-i-

Index

Page 29 - In the section entitled “RESULTS OF OPERATIONS:”
(a)
To correct the first paragraph to reflect that the “following table sets forth our results of operations for the three and six months ended September 30, 2011 and 2010” instead of only for the three months ended September 30, 2011 and 2010; and

(b)
In the table relating to the Results of Operations for the three and six months ended September 30, 2011, to correct the percentage amount on the lines for “INCOME/(LOSS) BEFORE INCOME TAXES” and “NET INCOME/(LOSS)” under the column “For the three months ended September 30, 2011” from 281.2% to 281.1%; and

2.
Furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the Condensed Consolidated Financial Statements and related Notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

This Form 10-Q/A also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. The remaining Items in this Form 10-Q/A (Amendment No. 1) consist of all other Items originally contained in our Form 10-Q for the period ended September 30, 2011.  This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q, except as set forth above.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

-ii-

Index

INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Green Planet Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2011	2011
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$64,263	$305,049
Accounts receivable, net of allowance for doubtful accounts	1,775,184	3,019,692
Inventory	348,675	254,986
Prepaid expenses	136,145	312,009
Total Current Assets	2,324,267	3,891,736
Property, plant and equipment, net of accumulated depreciation	1,402,968	1,485,337
Other assets	180,022	211,927
Total Assets	$3,907,257	$5,589,000

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
Accounts payable	$762,562	$1,367,199
Accounts payable - Affiliates	353,959	470,275
Accrued liabilities	3,151,328	4,232,183
Accrued payroll, taxes and benefits	1,010,465	16,666,660
Cashless warrant liability	1,264	3,531
Notes payable and amounts due within one year	3,087,573	8,838,922
Convertible notes payable	4,986,600	5,054,100
Derivative liability	105,073	166,133
Contingent liability	6,725,000	–
Total Current Liabilities	20,183,824	36,799,003
Notes payable due after one year	781,404	2,073,049
Total Liabilities	20,965,228	38,872,052

Stockholders' Equity/(Deficit)
Preferred Stock, $0.001 par value, 1,000,000 authorized; 100,000 Series A shares issued and outstanding	100	100
Additional paid-in capital - Preferred Stock	1,575,623	1,575,623
Common Stock, $0.001 par value, 250,000,000 authorized, 185,881,129 and 174,831,129 issued and outstanding at September 30, 2011 and March 31, 2011, respectively	185,881	174,831
Additional paid-in capital - Common Stock	17,008,728	16,678,528
Accumulated deficit	(35,828,303)	(51,712,134)
Total Stockholders' Equity/(Deficit)	(17,057,971)	(33,283,052)
Total Liabilities and Stockholders' Equity/(Deficit)	$3,907,257	$5,589,000

See accompanying notes to these condensed consolidated financial statements.

Index

Green Planet Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenue:
Sales, net of returns and allowances	$6,261,245	$10,310,450	$15,369,498	$20,336,047
Cost of sales	5,087,367	8,687,711	12,843,052	17,166,200

Gross Profit	1,173,878	1,622,739	2,526,446	3,169,847

Operating Expenses:
Selling, general and administrative	1,738,559	1,707,261	3,882,841	4,135,311
Depreciation and amortization	35,187	252,783	71,163	505,565
Allowance for bad debts	–	–	230	–
Total Operating Expenses	1,773,746	1,960,044	3,954,234	4,640,876

Income/(Loss) From Operations	(599,868)	(337,305)	(1,427,788)	(1,471,029)

Other Income and (Expense):
Other income	(756)	397	840	83,570
Interest expense	(266,670)	(2,538,009)	(1,161,552)	(3,466,132)
Gain on deconsolidation of Lumea Staffing, Inc. and Lumea Staffing of CA, Inc.	18,472,331	–	18,472,331	–

Income/(Loss) before provision for income taxes	17,605,037	(2,874,917)	15,883,831	(4,853,591)

Provision for/(Benefit of) income taxes	–	–	–	–

Net Income/(Loss) Available to Common Shareholders	$17,605,037	$(2,874,917)	$15,883,831	$(4,853,591)

Income/(Loss) per share:
Basic and diluted income/(loss) per common share	$0.10	$(0.02)	$0.09	$(0.03)
Weighted average common shares outstanding	179,901,781	150,982,935	178,144,790	149,486,262

See accompanying notes to these condensed consolidated financial statements.

Index

Green Planet Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity/(Deficit)
(Unaudited)

			Additional			Additional
			Paid-in			Paid-in
			Capital			Capital
	Preferred Stock		Preferred	Common Stock		Common	Accumulated
	Shares	Amount	Stock	Shares	Amount	Stock	Deficit	Total

Balance March 31, 2010	–	$–	$–	147,330,292	$147,330	$16,180,591	$(36,272,356)	$(19,944,435)

Shares issued for services of consultants and others				2,165,000	2,165	28,136		30,301
Shares issued for interest expense				1,578,947	1,579	33,421		35,000
Net loss for the six months ended September 30, 2010							(4,853,591)	(4,853,591)
Balance September 30, 2010	–	$–	$–	151,074,239	$151,074	$16,242,148	$(41,125,947)	$(24,732,725)

Balance March 31, 2011	100,000	$100	$1,575,623	174,831,129	$174,831	$16,678,528	$(51,712,134)	$(33,283,052)

Shares issued on conversion of debentures				450,000	450	67,050		67,500
Shares issued for services of employees, consultants, directors and others				3,750,000	3,750	71,250		75,000
Shares issued for acquisitions				2,000,000	2,000	58,000		60,000
Shares issued to insiders as payment of accounts payable				4,500,000	4,500	130,500		135,000
Shares issued for interest payments				350,000	350	3,400		3,750
Net income for the six months ended September 30, 2011							15,883,831	15,883,831
Balance September 30, 2011	100,000	$100	$1,575,623	185,881,129	$185,881	$17,008,728	$(35,828,303)	$(17,057,971)

See accompanying notes to these condensed consolidated financial statements.

Index

Green Planet Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	September 30,	September 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income/(Loss)	$15,883,831	$(4,853,591)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	71,163	505,565
Bad debt provision	230	–
Amortization of debt discount and consulting contracts	78,333	(52,294)
Shares issued for services and interest	78,750	65,301
Change in derivative liability	(61,060)	(19,202)
Change in cashless warrant liability	(2,267)	(3,152)
Gain on deconsolidation	(18,472,331)	–
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	358,829	(121,287)
Inventory	(93,689)	12,685
Prepaid expenses	175,864	76,131
Other assets	(688,095)	45,288
Accounts payable	504,509	81,116
Accounts payable - affiliates	(116,316)	246,995
Accrued liabilities	3,397,303	4,252,869
Cash provided (used) by operating activities	1,115,054	236,424
Investing Activities:
Intangibles and goodwill	–	(3,335)
Cash provided (used) by investing activities	–	(3,335)
Financing Activities:
Repayment of debt	(1,355,840)	(979,487)
Net cash provided (used) by financing activities	(1,355,840)	(979,487)
Net increase (decrease) in cash	(240,786)	(746,398)
Cash and cash equivalents at beginning of period	305,049	880,808
Cash and cash equivalents at end of period	$64,263	$134,410

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$224,312	$137,347
Cash paid during the year for income taxes	$–	$–
Non-Cash Activities:
Common Stock issued for services, payable and interest	$(213,750)	$(65,301)
Common Stock issued for services, payable and interest ( par value)	8,600	3,744
Additional paid-in capital for services, payable and interest	205,150	61,557
Net non-cash stock activities related to services, payable and interest	$–	$–
Conversion of debt to common stock	$67,500	$–
Reclass of accrued liabilities to long-term contracts	$–	$11,810,783

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

The following table summarizes the effects on the September 30, 2011 Condensed Consolidated Balance Sheet of the deconsolidation of the two entities effective August 18, 2011:

Cash	$(327,946)
Accounts receivable	(885,678)
Other assets	(720,000)
Property, plant and equipment	(11,207)
Reduction of total assets 08/18/11	$(1,944,831)

Accounts payable	$(895,395)
Accounts payable - Tax & Wage	(10,455,142)
Accrued liabilities	(2,874,986)
Notes payable	(6,191,639)
Reduction of total liabilities and stockholders' equity	$(20,417,162)

Gain from deconsolidation of bankrupty subsidiaries	$18,472,331

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

Note 9 – Income Taxes

Through September 30, 2011, we recorded a valuation allowance of approximately $17,100,000 against deferred income tax assets primarily associated with tax loss carry forwards. Our significant operating losses experienced in prior years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.

We have net operating loss carry forwards of approximately $41,700,000. Our net operating loss carry forwards will expire between 2025 and 2032 for federal purposes and approximately 10 years earlier for state purposes.

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

In relation to the Company's acquisition of Industrial Staffing Concepts Corporation (“ISCC”) during January 2010, the seller has claimed amounts due by the Company of $165,275 for damages related to breach of obligations and $37,000 for Earn-Out payments.  Management believes the claims are baseless and the likelihood of the incurrence of a liability to be remote.  Accordingly, no accrual was deemed necessary at March 31, 2011.

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

The condensed combined financial information of the two entities is set forth below, presented on a historical cost basis:

Lumea Staffing, Inc. and Lumea Staffing of CA, Inc.
(Debtors-in-Possession)
Condensed Combined Balance Sheet (Unaudited)
(in thousands, at historical cost)

September 30, 2011
Assets:
Current assets	$2,334
Property and equipment	11
Total assets	$2,345

Liabilities and Stockholder’s Equity/(Deficit):
Current liabilities	$1,075
Other Liabilities	–
Liabilities subject to compromise (a)	29,393
Total liabilities	30,468
Stockholder’s equity/(deficit)	(28,123)
Total liabilities and stockholder’s equity	$2,345
_______________
(a)
Liabilities subject to compromise include pre-petition liabilities which may be settled at amounts which differ from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of payroll tax liabilities and workers’ compensation obligations.

Index

Lumea Staffing, Inc. and Lumea Staffing of CA, Inc.
(Debtors-in-Possession)
Condensed Combined Statement of Operations (Unaudited)
(in thousands, at historical cost)

September 30, 2011

Net sales	$2,705
Cost of sales	2,390
Gross profit	315

Operating expenses:
Selling, general and admiinistrative	376
Depreciation	1
377
Operating income/(loss)	(62)
Interest expense	212
Loss before reorganization expenses	(274)
Reorganization expenses	80
Loss before taxes	(354)
Income taxes	–
Net Loss	$(354)

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

For the three months ended	Additives &		Corporate
September 30, 2011 (Unaudited)	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$235,784	$6,025,461	$–	$6,261,245
Depreciation and amortization	32,670	2,517	–	35,187
Interest expense	31,035	588,194	(352,559)	266,670
Gain from deconsolidation	–	18,472,331	–	18,472,331
Loss before income taxes	(50,334)	17,870,909	(215,538)	17,605,037
Net loss	(50,334)	17,870,909	(215,538)	17,605,037

	Additives &		Corporate
September 30, 2010 (Unaudited)	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$313,175	$9,997,275	$–	$10,310,450
Depreciation and amortization	64,350	188,433	–	252,783
Interest expense	12,494	2,417,120	108,395	2,538,009
Loss before income taxes	(64,768)	(2,463,974)	(346,175)	(2,874,917)
Net loss	(64,768)	(2,463,974)	(346,175)	(2,874,917)

Index

For the six months ended	Additives &		Corporate
September 30, 2011 (Unaudited)	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$571,634	$14,797,864	$–	$15,369,498
Depreciation and amortization	64,340	5,823	–	71,163
Interest expense	59,973	1,097,440	4,139	1,161,552
Gain from deconsolidation	–	18,472 331	–	18,472 331
Income/(Loss) before income taxes	(131,416)	16,839,834	(824,587)	15,883,831
Net Income/(Loss)	$(131,416)	$16,839,834	$(824,587)	$15,883,831

Balance sheet information:
Total assets	1,909,836	1,779,274	21,814	$3,907,257

	Additives &		Corporate
September 30, 2010 (Unaudited)	Green Energy	Staffing	& Eliminations	Consolidated

Income statement information:
Sales	$656,162	$19,679,885	$–	$20,336,047
Depreciation and amortization	128,700	376,865	–	505,565
Interest expense	33,893	3,199,477	232,762	3,466,132
Loss before income taxes	(137,164)	(3,813,395)	(903,032)	(4,853,591)
Net loss	(137,164)	(3,813,395)	(903,032)	(4,853,591)

Balance sheet information:
Total assets	2,173,763	10,877,328	745,318	13,796,409

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Index

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the three and six months ended September 30, 2011 and 2010 as a percentage of net sales:

	For the three months ended		For the six months ended
	September 30,		September 30,
	2011	2010	2011	2010

NET SALES	100.0%	100.0%	100.0%	100.0%
COST OF SALES	81.3%	84.3%	83.6%	84.4%
GROSS PROFIT	18.7%	15.7%	16.4%	15.6%

OPERATING EXPENSES:
Selling, general and administrative	27.7%	16.6%	25.2%	20.3%
Depreciation and amortization	0.6%	2.4%	0.5%	2.5%
Allowance for bad debts	–%	–%	–%	–%

TOTAL OPERATING EXPENSES	28.3%	19.0%	25.7%	22.8%

INCOME/(LOSS) FROM OPERATIONS	(9.6)%	(3.3)%	(9.3)%	(7.2)%
Other income (expense)	–%	–%	–%	0.4%
Interest expense	(4.3)%	(24.6)%	(7.6)%	(17.0)%
Gain from deconsolidation	295.0%	–%	120.2%	–%

INCOME/(LOSS) BEFORE INCOME TAXES	281.1%	(27.9)%	103.3%	(23.9)%
Income tax benefit	–%	–%	–%	–%

NET INCOME/(LOSS)	281.1%	(27.9)%	103.3%	(23.9)%

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document **
101.SCH *	XBRL Taxonomy Extension Schema Document **
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document **
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document **
__________________
*	Filed herewith.
*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN PLANET GROUP, INC. (Registrant)

Date: November 23, 2011	/s/ Edmond L. Lonergan
Edmond L. Lonergan President and Chief Executive Officer

Date: November 23, 2011	/s/ James C. Marshall
James C. Marshall Chief Financial Officer