Form 10-Q/A
period 2011-09-30
GREEN PLANET GROUP, INC.
filed 2011-12-27
CIK 1372533

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

Index

EXPLANATORY NOTE

This Amendment No. 2 (the "Form 10-Q/A-#2") to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 of Green Planet Group, Inc. (the “Company”) filed on November 21, 2011 (the "Form 10-Q"), is being filed with the Securities and Exchange Commission to amend the Form 10-Q  and to amend Amendment No. 1 to the Form 10-Q filed on November 23, 2011 (the "Form 10-Q/A-#1"), to report that the financial statements for the six month period ended September 30, 2011 have not been reviewed by an outside independent accountant as of the date of the Form 10-Q and the Form 10-Q/A-#1.  We intend to amend this Form 10-Q as soon as the outside independent accountant completes their review for the aforementioned period.

This Form 10-Q/A-#2 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. The remaining Items in this Form 10-Q/A-#2 consist of all other Items originally contained in our Form 10-Q/A-#1 for the period ended September 30, 2011.  This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q/A-#1 or modify or update in any way disclosures made in the Form 10-Q/A-#1, except as set forth above.

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

The following financial statements for the six month period ended September 30, 2011  have not been reviewed by an outside independent accountant as of the date of this Report.  We intend to amend this Form 10-Q as soon as the outside independent accountant completes their review for the aforementioned period.

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

GREEN PLANET GROUP, INC. (Registrant)

Date: December 27, 2011	/s/ Edmond L. Lonergan
Edmond L. Lonergan President and Chief Executive Officer

Date: December 27, 2011	/s/ James C. Marshall
James C. Marshall Chief Financial Officer